Form 10-K
GUARANTY BANCSHARES HOLDING CORP
filed 1995-03-30
CIK 706731

SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549

                               FORM 10-K

 X Annual Report Pursuant To Section 13 or 15 (d) of the Securities Exchange Act of 1934(Fee Required)
                           ----------------

              For the fiscal year ended December 31, 1994
                    Commission file number: 0-10929
                                  or
    Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                GUARANTY BANCSHARES HOLDING CORPORATION
        (exact name of registrant as specified in its charter)
     Louisiana                          72-0933277
   (State of incorporation)    (I.R.S. Employer Identification No.)

          1201 Brashear Avenue, Morgan City, Louisiana  70380
         (address of principal executive offices and zip code)
  Registrant's telephone number, including area code:  (504) 384-2813

     SECURITIES REGISTERED PURSUANT TO SECTION 12 (b) OF THE ACT:
                                 None
     SECURITIES REGISTERED PURSUANT TO SECTION 12 (g) OF THE ACT:
                         Title of each class:

                 Class A Common Stock, $5.00 par value
                  Class B Common Stock, No par value

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                          Yes  X     No

State the aggregate market value of the voting stock held by nonaffiliates of the Registrant: (Total number of shares held by non-affiliates: See Part II, Item 5.)

Indicate the number of shares outstanding of each of the Registrant's classes of common stock as of the latest practicable date.

Class A Common Stock, $5 Par Value, 210,000 shares outstanding as of March 10, 1995
Class B Common Stock, No Par Value, 170,877 shares outstanding as of March 10, 1995

                  Documents Incorporated by Reference

Annual Report to Shareholders for the
  Year Ended December 31, 1994                Parts I, II and IV

Definitive Proxy Statement for the 1995
  Annual Meeting of Shareholders              Part IV


                              PART I

Item 1.  Business

   Guaranty Bancshares Holding Corporation (Bancshares) was incorporated under the laws of the State of Louisiana in 1982. On January 13, 1983, Guaranty Bank & Trust Company of Morgan City (the Bank) was reorganized pursuant to a Reorganization and Merger Agreement (the Merger) whereby the Bank was merged into a subsidiary of Bancshares with the effect that the Bank became a wholly owned subsidiary of Bancshares. Prior to January 13, 1983, Bancshares had no material activity. Bancshares is currently engaged, through the Bank, in banking and related business. The Bank is Bancshares' principal asset and source of revenue, and since Bancshares is a one bank holding company, it shares a common directorship with the Bank.

The Bank

   The Bank was organized in 1966 under the laws of the State of Louisiana and is a full service commercial bank in the business of gathering deposits and employing these funds by extending credit and investing in securities and other income earning assets.

   The Bank has no material concentration of deposits from any single customer or group of customers except that approximately ten percent of the Bank's total deposits at December 31, 1994 were those of public bodies, including parish and municipal districts. Deposits of public bodies in excess of amounts insured by the Federal Deposit Insurance Corporation (the F.D.I.C.) are secured by pledges of certain of the Bank's securities against the deposit amounts. Management of the Bank has no reason to believe that the loss of several of these public deposit accounts would have a materially adverse effect upon the operations of the Bank or the soundness of its deposit base although there has been a recent trend for these bodies to invest excess funds directly in the securities market rather than in interest bearing bank deposits with the Bank and competing local financial institutions. No significant portion of its loans is concentrated within a single industry or group of related industries, except that approximately 16.2 percent of the loans are in the oil field services and maritime support and transportation industries and 32.9 percent are in real estate related activities. There are no material seasonal factors that would have any adverse effect on the Bank. The Bank does not rely on foreign sources of funds or income.

   The Bank's general market area is in East St. Mary Parish, Louisiana, which has a population of approximately 30,000.

   Economic activity in the area is diversified, with emphasis on manufacturing, oil and gas, agriculture and maritime support and distribution services. Commercial banking in the marketing area served by the Bank is highly competitive. The Bank competes with three banks and three savings and loan institutions located in East St. Mary Parish. Following is a list of the banks headquartered in the market area with total deposits and assets as of December 31, 1994.

                                  DEPOSITS            ASSETS
                               (dollars in thousands)
First National Bank in
   St. Mary Parish            $202,314   53.4%    $224,202  52.5%

MC Bank & Trust Company         73,667   19.5       87,011  20.4

Guaranty Bank & Trust Company
of Morgan City                  51,612   13.6       60,687  14.2

Patterson State Bank            51,253   13.5       55,366  12.9
                              --------  ------    -------- ------
      TOTAL                   $378,846  100.0%    $427,266 100.0%
                              ========  ======    ======== ======

   Further competition is provided by other banks located in St. Mary Parish and by banks and other financial institutions, including savings and loan associations, insurance companies, finance companies, credit unions, factors and pension trusts located elsewhere in Louisiana, principally institutions in Lafayette, Houma, Baton Rouge and New Orleans, all of whose advertising media cover the Bank's market area.

   Interest rates on loans are substantially the same among banks operating in the market area served. Competition among banks for loans is generally governed by such factors as loan terms, other than interest charges, restrictions on borrowers, compensating balances, and other services offered by the Bank.

Employees

   Bancshares has no employees (active officers of Bancshares are employed by the Bank). As of March 10, 1995 the Bank had 29 full-time employees and 2 part-time employees. There are no unions or bargaining units which represent the employees. The Bank considers its relationship with its employees to be excellent. Employee benefit programs provided by the Bank include group life and health insurance, paid vacations and sick leave.


Supervision and Regulation

   The Bank is subject to regulation and regular examinations by the Louisiana Office of Financial Institutions and by the Federal Deposit Insurance Corporation (FDIC). Applicable regulations relate to reserves, investments, loans, issuance of securities, branching, and other aspects of its operations.

   Bancshares is a bank holding company within the meaning of the Bank Holding Company Act of 1956, as amended (the Act), and is thereby subject to the provisions of the Act and to regulations by the Board of Governors of the Federal Reserve System (the Board).

   Bancshares is required to file with the Board annual reports and other information regarding its business operations and those of its subsidiaries. It is also subject to examination by the Board and is required to obtain Board approval prior to acquiring, direct or indirectly, ownership or control of any voting shares of any bank if, after such acquisition, it would own or control, directly or indirectly, more than 5% of the voting stock of such bank, unless it already owns a majority of the voting stock of such bank. Furthermore, a bank holding company is, with limited exceptions, prohibited from acquiring direct or indirect ownership or control of more than 5% of the voting stock of any company which is not a bank or a bank holding company, and must engage only in the business of banking or managing or controlling banks or furnishing services to or performing services for its subsidiary banks. One of the exceptions to this prohibition is the ownership of shares of a company the activities of which the Board has determined to be so closely related to banking or managing or controlling banks as to be a proper incident thereto.

   Whether or not a particular non-banking activity is permitted under the Act, the Board is authorized to require a holding company to terminate any activity, or divest itself of any non-banking subsidiary, if in its judgment the activity or subsidiary would be unsound.

   In addition to the limitations of Louisiana law with respect to the ownership of banks described below, the ownership or control of voting shares of a second bank by a bank holding company, is restricted by the Bank Holding Company Act unless the prior approval of the Federal Reserve Board is obtained.

   Bancshares is also subject to provisions of the Louisiana Bank Holding Company Act which permits acquisitions of banks or bank holding companies. Other provisions of the Act prohibit subsidiaries of a bank holding company from engaging in any business other than those closely related to banking. The Louisiana Office of Financial Institutions is authorized to administer the Louisiana Act by the issuance of orders and regulations. At present, prior approval of the Commissioner of Financial Institutions would not be required for the formation and operation of a non-bank subsidiary of Bancshares if its activities meet the requirements of the Louisiana Act.

   The Bank is subject to regulation and supervision, of which regular bank examinations are a part, by the Louisiana Office of Financial Institutions. The Bank is a member of the FDIC which currently insures the deposits of each member bank to a maximum of $100,000 per depositor. For this protection, each bank pays a semi-annual statutory assessment and is subject to the rules and regulations of the FDIC. The Bank is not a member of the Federal Reserve System. However, upon consummation of the Merger, Bancshares became a "affiliate" of the Bank within the meaning of the Federal Reserve Act and the Federal Deposit Insurance Act which impose restrictions on loans by the Bank to Bancshares, investments by the Bank in the stock or securities of Bancshares, and on the use of such stock or securities as collateral security for loans by the Bank to any borrower. Bancshares is also subject to certain restrictions with respect to engaging in the business of issuing, flotation, underwriting, public sale and distribution of securities.

   The Board of Directors of Bancshares has no present plans or intentions to cause Bancshares to engage in any substantial business activity which would be permitted to it under the Act or the Louisiana Act but which is not permitted to the Bank; however, a significant reason for formation of the one-bank holding company was to take advantage of the additional flexibility afforded by the structure if the Board of Directors concludes that such action would be in the best interest of its shareholders.


Regulatory Matters

   At periodic intervals, both Louisiana Department of Financial Institutions examiners and the FDIC routinely examine Bank's financial statements as part of their legally prescribed oversight of the Banking industry. Based on these examinations, the regulators can direct that the Bank's financial statements be adjusted in accordance with their findings. The regulators have not proposed adjustments to the Bank's financial statements in prior years. However, in view of the increasingly uncertain regulatory environment in which the Bank now operates, the extent, if any, to which a forthcoming regulatory examinations may ultimately result in adjustments to the 1994 financial statements cannot presently be determined.

Statistical Information

   The following tables contain additional information concerning the business and operations of Bancshares and its subsidiaries and should be read in conjunction with the Consolidated Financial Statements of the Registrant and Management's Discussion and Analysis of Financial
Condition and Results of Operations.


I.  DISTRIBUTION OF ASSETS, LIABILITIES AND STOCKHOLDERS' EQUITY:
INTEREST RATES AND INTEREST DIFFERENTIAL

     The information called for in this item is included in Bancshares' Annual Report to Shareholders on page 13 and is incorporated herein by reference.

II.     INVESTMENT PORTFOLIO

      Carrying values of securities held are as follows (in thousands of dollars):

                                        December 31
                                 1994         1993      1992
Hold to Maturity

U.S. Treasury                 $ 3,156      $ 5,762   $ 6,142
U.S. Agencies and
 Corporations                   5,943       10,747    15,270
States and Political
 Subdivisions                     366           28        57
Other Investments                  29          365       463
                              -------      -------   -------
                              $ 9,494      $16,902   $21,932
                              =======      =======   =======
Available for Sale

U.S. Treasury                 $ 1,499
U.S. Agencies and
 Corporations                   5,219
Other Investments                 472
                              -------
                              $ 7,190
                              =======

Carrying values, maturities and average yields of securities held are as follows (in thousands of dollars):
                                      December 31, 1994
                              Amortized    Average      Market
                                Cost        Yield        Value
Hold to Maturity
U.S. Treasury
  Due within one year           $ 3,156          5.3%    $ 3,128

U.S. Agencies and
  Corporations
  Due within one year             4,505          5.8       4,488
  One to five years               1,078          4.8       1,041
  Five to ten years                 214          9.4         216
  After ten years                   146          8.3         136
                                  -----                    -----
                                  5,943          5.8       5,881

States and Political
  Subdivisions
  Due within one year                 9          7.3           9
  One to five years                  96          5.6          95
  Five to ten years                 261          5.6         251
                                   ----                     ----
                                    366          5.6         355

Other Investments
  One to five years                  29         18.0          29
                                -------                  -------
                                $ 9,494          5.7%    $ 9,393
                                =======         =====    =======
Available for Sale
U.S. Treasury
  Due within one year           $ 1,500          4.6%    $ 1,499

U.S. Agencies and
  Corporations
  Due within one year               950          5.2         922
  One to five years               3,510          5.9       3,534
  Over ten years                    774          5.5         763
                                  -----                    -----
                                  5,234          5.7       5,219

Other Investments
  Over ten years                    472          2.6         472
                                -------                  -------
                                $ 7,206          5.3%    $ 7,190
                                =======          ====    =======

   Carrying values, maturities and average yields of securities held are as follows (in thousands of dollars):

                                  December 31, 1993
                              Book      Average    Market
                              Value      Yield     Value
U. S. Treasury
 Due within one year         $ 4,261      4.0%    $ 4,259
 One to five years             1,501      4.6       1,508
                              ------               ------
                               5,762      4.0%      5,767

U. S. Agencies and
 Corporations
 Due within one year           4,126      6.4%      4,133
 One to five years             4,034      4.8       4,041
 Five to ten years             1,537      3.9       1,554
 After ten years               1,050      7.2       1,061
                              ------               ------
                              10,747      5.5      10,789

States and political subdivisions
 Due within one year              24      9.7          25
 One to five years                 4      9.5           4
                                 ---                  ---
                                  28      9.7          29
Other investments
 One to five years                36     18.0          36
 After ten years                 329      3.0         329
                              ------               ------
                                 365      4.5         365
                              ------               ------
             TOTAL           $16,902      5.0%    $16,950
                              ======     =====     ======

   The weighted average yields shown have been computed by relating the forward income stream on the investments, plus or minus the anticipated accretion of discounts or amortization of premiums, to the book value of the securities. This in turn is stated at cost, adjusted for previous amortization or accretion. Average yields on issues of states and political subdivisions have not been computed on a tax equivalent basis.


III.    LOAN PORTFOLIO

   A.   Types of Loans

             The amount of loans outstanding is shown in the following table according to type and concentration of loans (in thousands of dollars):

                                          December 31
                                    1994       1993       1992
        Commercial, financial
              and agricultural   $24,652    $23,650   $ 12,567
        Real estate:
           Construction            3,070        419        838
           Mortgage                3,066      3,558      9,950
        Installment                4,022      4,335      4,419
                                  ------     ------     ------
                                  34,810     31,962     27,774
        Less unearned income          35         74        109
                                  ------     ------     ------
                                 $34,775    $31,888    $27,665
                                  ======     ======     ======

        The loan portfolio contains no foreign loans.

B. Maturities and Sensitivities of Loans to Changes in Interest Rates

        The following table presents the maturity distribution and sensitivity to interest rate changes of the loan portfolio at December 31, 1994 (in thousands of dollars):

                                       DUE IN   DUE IN
                             DUE IN     OVER     OVER
                            ONE YEAR   ONE TO    FIVE
                               OR       FIVE    TO TEN
                             LESS *    YEARS    YEARS     TOTAL
Maturity of Loans
Commercial, financial
 and agriculture             $ 7,144  $12,696  $ 4,812  $24,652
Real estate
 Construction                  2,283      787        0    3,070
 Mortgage                        685      563    1,818    3,066
Installment                      761    2,963      298    4,022
                              ------   ------    -----   ------
                             $10,873  $17,009  $ 6,928  $34,810
                              ======   ======    =====   ======
Interest Rate Sensitivity
Loans with Pre-
 determined rates            $ 9,318  $11,785  $ 6,505  $27,608
Loans with floating
 rates                         1,555    5,224      423    7,202
                              ------   ------   ------   ------
                             $10,873  $17,009  $ 6,928  $34,810
                              ======   ======   ======   ======

      *Includes demand loans, loans having no stated schedule
       of repayments and no stated maturity and overdrafts.
C. Risk Elements

        The following table sets forth the nonaccrual, past due and restructured loans.
                                      December 31
                                 1994    1993     1992
                                    (in thousands)
Interest accruing loans past due
   90 days or more:

   Commercial, financial and
      agricultural               $ 15   $   0    $ 538
   Loans secured primarily
      by real estate mortgages    152       0      204
   Installment                      1      76        4
                                 ----    ----     ----
                                $ 168   $  76    $ 746
                                 ====    ====     ====

   Nonaccrual loans             $  30   $  32    $  32
                                 ====    ====     ====

   At year end 1994, the loan portfolio included $46,000 in real estate loans which had been restructured.

   Loans are placed on nonaccrual status when principal or interest is due and remains unpaid for ninety or more days, unless the loan is both well secured and in process of collection, or when management determines that the collateral position in the loan has deteriorated to a position where collection of principal and interest is questionable.

   The Bank recognized approximately $1,000 in interest income related to these loans in the year ended December 31, 1993. No interest income was recognized in 1994 or 1992. Had the loans been accruing interest at their contracted rates, approximately $5,000, $5,000, and $75,000 of additional interest income would have been recognized for 1994, 1993 and 1992, respectively.


Potential Problem Loans

   Potential problem loans, i.e. loans which are now current where there are serious doubts as to the ability of the borrower to comply with repayment terms, at December 31, 1994, amounted to $282,000 and are concentrated in private households. No significant losses are anticipated in these extensions of credit.

   At December 31, 1994, loans which are classified as past due 90 days or more and on which interest is being accrued amounted to $168,000 and were concentrated in the real estate mortgage loan sector.



   The following identifies the loan which is accounted for on a nonaccrual basis as of December 31, 1994 (in thousands):

Nonaccrual Loans:

   Religious Organizations            $30

   The maritime, oil field, real estate and service industries in particular had been adversely affected by the decline in petroleum related activities in the Bank's market area. The area has experienced a recovery in this industry in recent years. Whether the recovery will continue depends on the worldwide petroleum industry.

   The Bank's collateral position in those loans is such that any potential losses which may be sustained will not be significant.

Loan Concentrations

   Following is a summary of gross loans and lease outstanding as of December 31, 1994, by major industry classifications (in thousands):

Oil and gas                                  $3,066       8.8%
Construction - contractors                    1,586       4.6
Manufacturing:
   Wood products                                641       1.8
   Book Binding                                 296        .9
                                              -----      ----
                                                937       2.7
Transportation:
   Maritime                                   2,586       7.4
Sanitary Services                               350       1.0
Wholesale and retail trade                    4,217      12.1
Real estate                                  11,410      32.8

Services:
   Hotel and Motel                            1,288       3.7
   Health                                       812       2.3
   Miscellaneous repair                         237        .7
   Membership and religious organizations        30        .1
                                              -----       ---
                                              2,367       6.8

Private households                            8,291      23.8
                                             ------     -----
         Total                              $34,810     100.0%
                                             ======     =====
   The above table includes unearned income on installment and real estate loans.



IV.     SUMMARY OF LOAN LOSS EXPERIENCE

        The following table summarizes the activity in the allowance for loan losses arising from loans charged off, recoveries of loans previously charged off, and additions to the allowance charged to operating expense.

                                    Year ended December 31
                                   1994     1993     1992
                                   (in thousands of dollars)

Total loans outstanding at
  December 31, net of unearned
  income                         $34,775   $31,888  $27,665

Daily average amount of loans
  outstanding, net of unearned
  income                         $34,148   $30,306  $29,678

Balance of the allowance for loan
  losses at beginning of year    $   621   $   546  $   642

Loans charged off:
  Commercial, financial and
  agricultural                        -         -       151
  Real estate                         29        28       11
  Installment and credit card          6         9       20
                                   -----     -----    -----
     Total charge-offs                35        37      182

Recoveries of loans previously
charged off:
  Commercial, financial and
   agricultural                       17         8       40
       Real estate                    72        96       11
Installment and credit card            7         8       15
                                    ----      ----     ----
   Total recoveries                   96       112       66
                                    ----      ----     ----
   Net charge-offs
       (recoveries)                  (61)      (75)     116
                                    ----      ----     ----
Additions (credits) to the
  allowance charged to expense      (180)        -       20
                                   ------    ------    -----
Balance of the allowance for loan
  losses at end of year          $   502 $     621  $   546
                                   ======    ======    =====
Ratios:
  Net charge-offs (recoveries) during
    year to average loans outstanding (0.18)%  (0.25)%  0.39%

  Net charge-offs (recoveries) to loans
    at end of year                       (0.18)   (0.24)%  0.42

                                     Year ended December 31
                                     1994     1993     1992
                                    (in thousands of dollars)

Allowance for loan losses to
 average loans                       1.47     2.05     1.84

Allowance for loan losses to loans
     at year end                     1.44     1.95     1.97

Net charge-offs (recoveries)
      to allowance for loan losses
      at end of year                (12.2)   12.08    21.25
Net charge-offs to provision for
    loan losses                       N/A      N/A   580.00

   Provision For Loan Losses and Non-performing Loans.

   Management considers the allowance for possible loan losses adequate to cover possible losses on the loans outstanding as of each reporting date. It must be emphasized, however, that the determination of the level of the allowance for possible loan losses using the Bank's procedures and methods rests upon various judgments and assumptions.
The factors which influence management's judgment in determining the level of the allowance for loan losses and the amount which is
charged to operating expenses are:   (1) past loan  loss  experience,
(2) composition of the loan portfolio, (3) evaluation of possible future losses, (4) current economic conditions, (5) specific identification and anticipation of problem and non-performing loans, and
(6) other relevant factors affecting loans.

   No assurance can be given that the Bank will not in any particular period sustain loan losses which are sizable in relationship to the amount reserved or that subsequent evaluations of the loan portfolio, in light of conditions and factors then prevailing, will not require significant changes in the allowance for possible loan losses.

   The following is an allocation of the allowance for loan losses by related categories of loans and the percentage of loans in each category to total loans.

                                         December 31
                              1994            1993           1992
                                   (dollars in thousands)
   Commercial, financial
      and agricultural  $ 258    51.4%   $ 363   74.0%  $ 429  45.3%
   Real estate
      Construction         23     4.6       15    1.3     -0-   3.0
      Mortgage            122    24.3       73   11.0      72  35.8
   Installment             99    19.7      170   13.7      45  15.9
                         ----   -----     ----  -----    ---- -----
                        $ 502   100.0%   $ 621  100.0%  $ 546 100.0%
                         ====   =====     ====  =====    ==== =====
V. DEPOSITS

        The daily average amounts of deposits for the years ended are summarized below:

                                                    December 31

                                             1994       1993      1992
                                             (in thousands of dollars)
   Demand deposits (non-interest bearing)  $ 8,115   $ 8,649   $ 8,426
   Savings deposits                          7,961     8,410     7,078
   NOW accounts                              4,603     4,507     3,625
   Money market accounts                     4,587     5,413     5,386
   Other time deposits                      23,073    21,931    25,436
                                            ------    ------    ------
                                           $48,339   $48,910   $49,951
                                            ======    ======    ======

        Remaining maturities of time deposits of $100,000 or more at December 31, 1994, are summarized as follows (in thousands of dollars):

                                      AFTER     AFTER
                                      THREE      SIX
                                       BUT       BUT
                            WITHIN    WITHIN    WITHIN
                            THREE      SIX      TWELVE
                            MONTHS    MONTHS    MONTHS    TOTAL

   Certificates of
      Deposit               $3,296    $3,929    $  764    $7,989

   Other time deposits         -0-       719       -0-       719
                             -----     -----     -----     -----
                            $3,296    $4,648    $  764    $8,708
                             =====     =====     =====     =====

        The Bank has no material foreign depositors.


VI.     RETURN ON EQUITY AND ASSETS

   The following table shows the return on assets (net income) divided by average total assets), return on equity (net income) divided by average equity), dividend payout ratio (dividends declared per common share divided by net income per common share), equity to assets ratio (average equity divided by average total assets), and ratio of earnings to fixed charges (pre-tax income plus fixed charges divided by fixed charges) for each period indicated.

                                            Year ended December 31

                                           1994        1993        1992

   Return on assets                         .89%       1.92%       1.05%
   Return on equity                       10.16       23.14       14.98
   Dividend payout ratio                   -0-          -0-         -0-

   Equity to assets ratio                  8.79        8.31        7.04
   Ratio of earnings to fixed charges    953.76    3,045.00      384.00

VII.    SHORT-TERM BORROWING

        The following table summarized short-term borrowing:

                                                 1994     1993     1992
                                                 (amounts in thousands
                                                      of dollars)

   Amount outstanding at December 31,           $  -      $  -   $   -

   Weighted average interest rate                  -         -       -

   Maturity of borrowings at December 31,
      Two to 30 days                               -         -       -
      31 days to one year                          -         -       -
      One to two years                             -         -       -

   Maximum amount outstanding at any
      month-end during each year                   -       450       -

   Average amount outstanding during
      each year                                    -        12       -
   Weighted average interest rate                  -       3.0%      -

Item 2.  Properties

Since November 1980 the main offices of the Bank and since 1982 the main offices of Bancshares have been located in a four-story office building at 1201 Brashear Avenue, Morgan City, Louisiana. The premises consist of approximately 65,000 total square feet of office space, a parking lot for 280 vehicles, and six drive-in banking stations.

During the second quarter of 1991, the Bank sold its bank building and land for its approximate book value of $2,800,000 and retained as leasehold improvements assets with a depreciated book value of approximately $500,000. These retained assets consist of items used in performance of routine banking functions such as teller stations, drive-in facilities, vaults, etc.

As part of the agreement, the Bank has leased back approximately 25,000 square feet of usable building space and the land for approximately $320,000 per year. Under the long-term operating lease the minimum term will be 15 years.

See note 16 of the financial statements.

Item 3.  Legal Proceedings

   Bancshares is not engaged in any legal actions. The Bank is involved in a number of legal actions in the normal course of its operations.
In the opinion of management, based on a review of such litigation with legal counsel, the outcome of such actions should not have a material effect upon the consolidated financial position or results of operations.

Item 4.  Matters Submitted to a Vote of Security Holders

   No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

                                Part II

Item 5.  Market for Registrant's Common Equity and Related Stockholder
       Matters

   The primary market area for Bancshares' stock is the Morgan City and St. Mary Parish, Louisiana, area. The stock is not listed on any exchange and is not registered with the National Association of Securities Dealers, Inc. Due to lack of an actual trading market, Bancshares does not have available information to furnish the high and low sales prices or the range of bid and asked quotations for its stock.

   Bancshares' subsidiary, Guaranty Bank & Trust Company of Morgan City is registrar and transfer agent for Bancshares' common stock. There were approximately 700 stockholders of record at March 10, 1995.

   Bancshares declared a $0.675 dividend on its $2.70 cumulative preferred stock, payable January 4, 1995. No dividends have been declared or paid on its $.50 cumulative preferred stock since their issuance. See the Annual Report to Shareholders, pages 4-12
(Management's Discussion and Analysis of Financial Condition and Results of Operations).

   Non-affiliates hold 229,019, or 60 percent of the 380,877 voting shares outstanding as of March 10, 1995.

Item 6   Selected Financial Data

   The information called for by Item 6 is included in Bancshares' Annual Report to Shareholders on page 3, in the section titled "Selected
Consolidated Financial Data", and is incorporated herein by reference.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

   The information called for by Item 7 is included in Bancshares' Annual Report on pages 4-12, in the section titled "Management's Discussion and Analysis of Financial Condition and Results of Operations", and is incorporated herein by reference.




Item 8.  Financial Statements and Supplementary Data

   The following consolidated financial statements of Bancshares and its subsidiaries, included on pages 16-40, in the Annual Report to Shareholders, are incorporated herein by reference.

        Consolidated Statements of Condition - December 31, 1994
           and 1993

        Consolidated  Statements  of Income  -  Years ended
           December 31, 1994, 1993 and 1992

        Consolidated  Statements  of  Changes  in  Stockholders'
           Equity - Years ended December 31, 1994, 1993 and 1992

        Consolidated  Statements  of Cash  Flows  -  Years ended
           December 31, 1994, 1993 and 1992

        Notes to Consolidated Financial Statements

        Auditors' Report

Item 9.  Disagreements on Accounting and Financial Disclosure

   There have been no disagreements with Bancshares' or the Bank's independent certified public accountants on any matter of accounting principles or practice, financial statement disclosure or auditing scope or procedure within the twenty-four months prior to December 31, 1994 reported on Form 8-K.

                               Part III

Item 10.  Directors and Executive Officers of the Registrant

   The information called for by Item 10 is included in Bancshares' definitive Proxy Statement filed pursuant to Regulation 14(a) of the Securities Exchange Act of 1934 and is incorporated herein by reference.


Item 11.  Executive Compensation

   The information called for by this item is included in Bancshares' definitive Proxy Statement field pursuant to Regulation 14(a) of the Securities Exchange Act of 1934 and is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

   The information called for by this item is included in Bancshares' definitive Proxy Statement filed pursuant to Regulation 14(a) of the Securities Exchange Act of 1934 and is incorporated herein by reference.


Item 13.  Certain Relationships and Related Transactions

   During 1994, the Bank engaged in banking transactions in the ordinary course of business with directors and officers of Bancshares and the Bank, and their affiliates, and expects to have such transactions in the future. In the opinion of Management, all such transactions were on substantially the same terms, including interest rates and collateral on loans, as those prevailing at the same time for comparable transactions with others and did not involve more than normal risk of collectibility or present other unfavorable features.

                            Part IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form
          8-K

(a)     1.   Financial Statements

             The following consolidated financial statements of Guaranty Bancshares Holding Corporation and Subsidiaries, included on pages 16-40 of the Bancshares Annual Report to Shareholders are incorporated by reference in Item 8:

             Consolidated Statements of Condition - December 31, 1994
                  and 1993

             Consolidated Statements of Income - Years ended
                  December 31, 1994, 1993 and 1992

             Consolidated Statements of Cash Flows - Years ended
                  December 31, 1994, 1993 and 1992

             Notes to Consolidated Financial Statements

             Independent Auditors' Report

(a)     2.   Financial Statements Schedules

             All schedules have been omitted because they are not applicable or the required information is presented in the consolidated statements or notes thereto.

(a)     3.   Exhibits

        (3)  Articles of incorporation and by-laws*

        (4) Instruments defining the rights of security holders, including indentures*

        (10) Material contracts*

        (11) Computation of earnings per share

        (12) Statement regarding computation of ratios

        (13) Annual Report to Shareholders

        (23) Proxy Statement for Annual Meeting of Shareholders to be held April 17, 1995

        (24) Consent of Darnall, Sikes, Kolder, Fredericks & Rainey

        (27) Financial Data Schedule

        *Incorporated by reference to Bancshares' registration statement on Form S-14, registration number 2-79378.

(b)          Reports on Form 8-K

             No reports on Form 8-K were filed by Bancshares during the quarter ended December 31, 1994.


                             SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               GUARANTY BANCSHARES HOLDING CORPORATION
                                    (Registrant)


                                    By:   /s/ Randolph Cullom
                                         Randolph Cullom, President and
                                         Chief Executive Officer

                                    Dated      March 28, 1995


   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



 /s/ Brooks Blakeman                      /s/ Randolph Cullom
     Brooks Blakeman, Chairman of the         President and Chief
     Board                                    Executive Officer
                                              Director

     H. W. Bailey                         /s/ Conley Dutreix
     Director                                Conley Dutreix
                                             Asst. Secretary
                                             Director


 /s/ Vincent Cannata                     /s/ Frank J. Domino
     Vincent Cannata                         Frank J. Domino, Sr.,
     Director                                Director


 /s/ Anthony J. Guarisco, Sr.            /s/ Wiley Magee
     Anthony J. Guarisco, Sr.,               Wiley Magee
     Director                                Secretary/Treasurer
                                             Director

 /s/ Lee A. Ringeman                     /s/ Murray Ordogne
     Lee A. Ringeman, Executive Vice         Murray Ordogne
     President and Chief Financial           Director
     Officer
     Director