Form 10-Q
period 1995-03-31
GUARANTY BANCSHARES HOLDING CORP
filed 1995-05-10
CIK 706731

SECURITIES AND EXCHANGE COMMISSION

                         Washington, D.C.   20549



                             F O R M   10 - Q

                Quarterly Report Under Section 13 or 15 (d)
                  of the Securities Exchange Act of 1934.




For Quarter Ended MARCH 31, 1995  Commission File Number 0-10929


                 GUARANTY BANCSHARES HOLDING CORPORATION
          (Exact name of registrant as specified in its charter)


           LOUISIANA                                        72-0933277
(State or other jurisdiction of                          (I.R.S. Employer
 incorporation or organization)                         Identification No.)


 P. O. BOX 2208, MORGAN CITY, LOUISIANA                       70381
(Address of principal executive offices)                    (Zip Code)


Registrant's telephone number, including area code       504-384-2813


                               NOT APPLICABLE
            (Former name, former address and former fiscal year
                      if changed since last report.)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X     No      .

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, $5 par value, 206,799 shares outstanding as of March 31, 1995 Common Stock, no par value, 167,576 shares outstanding as of March 31, 1995





                            I N D E X




PART I   -  Financial Information

   Financial Statements

      Consolidated Statement of Condition
         March 31, 1995, and December 31, 1994             3

      Consolidated Statement of Income -
         Quarters Ended March 31, 1995,and 1994            4

      Consolidated Statement of Cash Flows -
         Quarters Ended March 31, 1995 and 1994            5

      Consolidated Statement of Changes in
         Stockholders' Equity                             6

      Notes to Consolidated Financial Statements          7


   Management's Discussion and Analysis of Financial
        Condition and Results of Operations               8


Signature                                                15


Exhibit Index                                            17
















          GUARANTY BANCSHARES HOLDING CORPORATION AND SUBSIDIARY
               CONDENSED CONSOLIDATED STATEMENT OF CONDITION

                                                   March 31    December
                                                     1995      31, 1994
                                                        (in thousands)
                                                          (Unaudited)
ASSETS
   Cash and due from banks                          $ 2,191     $ 3,436
   Investment securities available for sale           5,677       7,190
   Investment securities held to maturity
     (Estimated market value $10,848,000             10,932       9,494
   Federal funds sold                                   650       2,640
   Loans                                             35,449      34,775
   Less:  Allowance for loan losses                     505         502
      Net Loans                                      34,944      34,273

   Premises and equipment                             2,127       2,176
   Other real estate                                     30          80
   Other assets                                       1,522       1,398
      Total Assets                                  $58,073     $60,687
                                                    =======     =======
LIABILITIES AND STOCKHOLDERS' EQUITY
   Deposits                                         $48,838     $51,498
   Obligations under capital lease                    1,703       1,723
   Notes payable                                      1,808       1,854
   Other liabilities                                    429         433
       Total Liabilities                             52,778      55,508

Commitments and contingent liabilities (Note 2)           -           -

Stockholders' Equity
   $2.70 Cumulative Preferred stock; 145,676
      shares authorized, issued and outstanding       3,497       3,497
   $.50 Cumulative Preferred stock, 64,324 shares
      authorized, 21,900 issued and outstanding         107         107
   Class A Common stock; $5 par value; 210,000
      shares authorized and outstanding               1,050       1,050
   Class B Common stock; no par value; 210,000
      shares authorized, 170,877 issued and
      outstanding                                        17          17
   Capital surplus                                    2,039       2,039
   Accumulated deficit                               (1,389)     (1,504)
   Treasury Stock                                       (16)        (16)
   Unrealized loss on securities
     available for sale                                 (10)        (11)
   Total Stockholders' Equity                         5,295        5,179

      Total Liabilities and Stockholders' Equity    $58,073      $60,687
                                                    =======      =======


          GUARANTY BANCSHARES HOLDING CORPORATION AND SUBSIDIARY
                CONDENSED CONSOLIDATED STATEMENT OF INCOME


                                                       THREE MONTHS ENDED
                                                             MARCH 31
                                                       1995         1994
                                                      (IN THOUSANDS, EXCEPT
                                                         PER SHARE DATA)
                                                           (UNAUDITED)

INTEREST INCOME
     Interest and fees on loans                       $ 841        $ 748
     Interest on time deposits and
          federal funds sold                             35           17
     Interest on investment securities:
          Taxable income                                246          162
          Non-Taxable income                              5            1
               Total Interest Income                  1,127          928

INTEREST EXPENSE
     Interest on deposits                               415          305
     Interest on capital lease                           43           45
     Interest on note payable                            31            8
               Total Interest Expense                   489          358
               Net Interest Income                      638          570
     Provision for loan losses                            0            0
               Net Interest Income after Provision
               for loan losses                          638          570

     Other operating income                             106          122
     Operating expenses                                 566          551
               Income before income tax expense         178          141

Income tax expense                                       63           47
               Net income                               115           94

Dividends required for preferred stock                 (101)        (101)
     Net income (loss) available for common
     stockholders                                     $  14        $  (7)
                                                      =====        =====
Earnings (loss) per common share                      $ .04        $(.02)

Weighted average common shares
     outstanding                                    374,275      374,275
                                                    =======      =======






                    GUARANTY BANCSHARES HOLDING CORPORATION
                          STATEMENT OF CASH FLOWS
               Increase (Decrease) in Cash and Cash Equivalents

                                                       QUARTER ENDED
                                                               MARCH 31
                                                            1995      1994
                                                            (IN THOUSANDS)
                                                              (UNAUDITED)
Cash flows from operating activities:
Net income                                                $  115   $   94
Adjustments to reconcile net income to net cash
provided by operating activities:
    Amortization of premium (accretion of discount
    on investments),net                                      (70)       1
    (Gain) on sale of other real estate owned                (30)      (1)
    Depreciation and amortization                             69       69
    (Increase) decrease in accrued interest receivable       (30)      37
    Increase in accrued interest payable                      12       12
    Increase (decrease) in accounts payable
    and other liabilities                                    (12)       5
Net cash provided by operating activities                     54      217

Cash flows from investing activities:
    (Decrease)increase in federal funds sold                1990     (100)
    Proceeds from maturities of investment securities      4,943    5,204
    Purchase of investment securities                     (4,733)  (3,032)
    Net increase (decrease) in loans                        (671)    (601)
    Proceeds from sale of other real estate owned            110       29
    Purchase of premises and equipment                       (20)     (20)
    Increase in other assets                                 (94)     (34)
Net cash provided (used) by investing activities           1,525    1,446

Cash flows from financing activities:
    Net increase (decrease) in demand deposits
      NOW, savings, and certificates of deposit           (2,660)    (609)
    Repayment of notes payable                               (46)     (11)
    Repayments of capital lease obligation                   (20)     (29)
    Cash dividends                                           (98)    (393)
Net cash provided used in financing activities            (2,824)  (1,042)
Net increase (decrease) in cash and due from banks        (1,245)     621
Cash and due from banks, beginning of year                 3,436    1,108
Cash and due from banks, end of quarter                   $2,191   $1,729
                                                          ======   ======
Supplemental cash flow information:
  Interest paid                                           $  476   $  347
                                                          ======   ======
  Income taxes paid                                       $  -0-   $  -0-
                                                          ======   ======



    GUARANTY BANCSHARES HOLDING CORPROATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS EQUITY




                                        Unrealized
                                        Gain(Loss)
                                        on Securities
               Balance at               Available      Balance at
               Jan.1, 1995  Net Income  For Sale       Mar.31,1995
$2.70
Preferred
Stock          $   3,497          -            -          3,497

$.50
Preferred
Stock          $     107          -            -            107

Class A
Common
Stock          $   1,050          -            -          1,050

Class B
Common
Stock          $      17          -            -             17

Capital
Surplus        $   2,039          -            -          2,039

Accumulated
Deficit        $  (1,504)       115            -         (1,389)

Treasury
Stock          $     (16)         -            -            (16)

Unrealized
loss on
Securities
available
for sale       $     (11)         -            1            (10)











           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           (UNAUDITED)

     The information furnished reflects all adjustments which are, in the opinion of management, necessary for a fair statement of results for the three (3) months ended March 31, 1995 and 1994. All adjustments are considered to be of a recurring nature. Results for the interim period may not necessarily be indicative of results for the entire year.

NOTE 1:

     On January 13, 1983, pursuant to a Reorganization and Merger
Agreement, Guaranty Bank & Trust Company of Morgan City (the Bank) was merged into a subsidiary of Guaranty Bancshares Holding
Corporation (Bancshares) with the effect that the Bank became a wholly owned subsidiary of Bancshares.

     Bancshares has outstanding $2.70 Cumulative Preferred Stock and Class B, No Par Value Common Stock which were issued in 1988 in exchange for subordinated debentures issued in 1983 when the company was formed. Bancshares also has outstanding Class A, $5.00 Par Value, Common Stock which were also issued when the company was formed. The $.50 Cumulative Preferred Stock is subordinate to the $2.70 Preferred Stock and were issued for cash in 1989 and 1990.

     The Class B common stock does not differ from the Class A common stock except that Class A common stock has a par value of $5 per share and Class B Common stock has no par value.

     During 1992 the Bank acquired, through foreclosure, 3,301 shares of $2.70 preferred stock, 3301 shares of Class A, $5.00 par value common stock and 3,301 shares of Class B, no par value common stock. The preferred shares were cancelled and reverted to
authorized but unissued $.50 preferred stock.   The common shares
are held as treasury stock at their stated values of $5.00 and $.10, respectively. (See Capital Resources)


NOTE 2:  Contingent Liabilities

     As of March 31, 1995, there were $865,925 of letters of credit outstanding which are not reflected in the consolidated financial statements. Management does not expect any loss as a result of these transactions.







    GUARANTY BANCSHARES HOLDING CORPORATION AND SUBSIDIARIES
   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                    AND RESULTS OF OPERATIONS
Summary

     For the three months ended March 31, 1995, Bancshares earned $115,000, compared with earnings of $94,000 for the comparable period in 1994. The primary reasons for the increase in earnings were a $68,000 increase in net interest income, offset by a $14,000 decrease in other operating income. The subsidiary bank did not make a provision for loan losses in either period.

     Changes in financial position at March 31, 1995, from December 31, 1994 were net reductions in federal funds sold and deposits, and increases in loans. Proceeds from federal funds sold were primarily used to fund new loans and deposit withdrawals. Investments and federal funds sold declined $75,000 and $1,990,000, respectively, while loans increased $674,000.

     New credit income is the most significant component of financial operations and is affected by interacting forces, including changes in investment market interest rates and changes in volume and mix of interest earning assets and interest bearing deposits. For the first three months of 1995, net interest income as a percent of net average earning assets of $54,530,000 was 4.67 percent, up from 4.63 percent for the first quarter of 1994. The increase is attributable to an increase in higher yielding loans.

Net Operating Results

     The following analysis should be read in conjunction with the accompanying financial statements.

     Interest income increased a net of $199,000. Of this amount, increases were: (a) on investments - $88,000, and (b) on federal funds sold - $18,000. Interest on loans increased $93,000.

     The increase in loan income is attributable to a $2,557,000 increase in average loans outstanding, and 0.3 percent increase in average yields to 9.6 percent. The increase in investment income was the result of a $1,926,000 increase in average securities investments and a 1.6 percent increase in average yields, mirroring the overall increase in interest rates.

     Interest expense increased $131,000 from 1994 levels. Average interest bearing deposits increased $4,301,000, while average rates paid increased 0.7 percent from 3.1 percent in 1994 to 3.8 percent in 1995. During 1994 the subsidiary bank borrowed an additional $1,400,000 from the Federal Home Loan Bank of Dallas to fund a commercial real estate loan which has a comparable scheduled amortization and maturity.

Investment Securities

     Investment securities increased from $14,723,000 as of March
31, 1994 to $16,609,000 at March 31, 1995.  This is primarily attributable to purchases of U.S. Treasury securities and amortization on mortgage backed securities. There were no securities sales during the first quarter of 1994 or 1995.

     An analysis of investment securities follows (in thousands).

                           Amortized     Unrealized       Market
                             Cost       Gain     Loss     Value
March 31, 1995
Held to Maturity
U. S.  Treasury Securities  $ 5,923     $  -    $  29   $ 5,894
Obligations of U.S.
  Agencies and Corporations   4,620        1       51     4,570
Obligations of states and
  political subdivisions        362        -        5       357
Other Investments                27        -        -        27
     Total                  $10,932     $  1    $  85   $10,848
                            =======     ====    =====   =======
Available for Sale
U.S. Treasury Securities    $     -     $  -    $   -   $     -
Obligations of U.S.
  Agencies and Corporations   5,215       10       25     5,200
Other investments               477        -        -       477
     Total                  $ 5,692     $ 10     $ 25   $ 5,677
                            =======     ====     ====   =======
December 31, 1994
Held to Maturity
U. S. Treasury Securities   $ 3,156     $   -    $ 28   $ 3,128
Obligations of U.S.
  Agencies and Corporations   5,943         5      67     5,881
Obligations of states and
  political subdivisions        366         -      11       355
Other Investments                29         -       -        29
     Total                  $ 9,494     $   5    $106   $ 9,393
                            =======     =====    ====   =======
Available for Sale
U.S. Treasury Securities    $ 1,500     $   -    $  1   $ 1,499
Obligations of U.S.
  Agencies and Corporations   5,234         11     26     5,219
Other investments               472          -      -       472
     Total                  $ 7,206     $   11   $ 27   $ 7,190
                            =======     ======   ====   =======






March 31, 1994
Held to Maturity
U. S. Treasury Securities   $ 2,255     $    4   $  2   $ 2,257
Obligations of U.S.
  Agencies and Corporations   4,779          5      9     4,775
Obligations of states and
  political subdivisions         28          -      -        28
Other Investments                35          -      -        35
     Total                  $ 7,097     $    9   $ 11   $ 7,095
                            =======     ======   ====   =======
Available for Sale
U.S. Treasury Securities    $ 2,002     $    2   $  9   $ 1,995
Obligations of U.S.
  Agencies and Corporations   5,299         12     11     5,300
Other investments               330          -      -       330
     Total                  $ 7,631     $   14   $ 20   $ 7,625
                            =======     ======   ====   =======

An analysis of the market value of the investment portfolio by maturity periods at March 31, 1995 follows (in thousands):

                                         Amortized     Market
                                            Cost        Value
Within one year                          $   9,867    $ 9,813
One to five years                            4,954      4,931
Five to ten years                              433        424
After ten years                              1,370      1,357
     Total                               $  16,624    $16,525
                                         =========    =======

     Maturities of mortgage backed securities are classified by contractual (stated) maturity dates. Expected maturities will differ from contractual maturities because borrowers have the right to call or prepay obligations.

     Investment securities with a carrying value of approximately
$6,986,000, $5,994,000, and $4,680,000 at March 31, 1995, December
31, 1994 and March 31, 1994, respectively, were pledged to secure public deposits as required by law.


Deposits

     A summary of the deposits as of March 31, 1995, December 31, and March 31, 1994 is as follows:

                    March 31   December 31    March 31
                      1995         1993         1994
                            (in thousands)

Demand Deposits     $ 6,756     $ 8,289       $ 7,584
NOW Accounts          4,998       4,883         4,763
Money Market
  Investment Accts.   5,023       4,664         4,696
Savings Deposits      7,267       7,603         8,127
Other Time Deposits  17,951      17,872        14,772
Certificates of Dep.
   of $100,000 or
   more               6,843       8,187         6,502
                    $48,838     $51,498       $46,444
                    =======     =======       =======

     Non-interest bearing demand deposits at March 31, 1995 decreased $828,000 from March 31, 1994. As interest rates paid on money market investment accounts and certificates of deposits trended up, depositors transferred funds to bank related institutions. Certificates of deposits of $100,000 or more to commercial entities increased $664,000. During this period, public fund deposits in certificates of deposit of $100,000 or more decreased $323,000.

     The Bank has insignificant foreign and no brokered deposits.

Short Term Borrowings
     The Bank had no short term borrowings in 1995 or 1994.

Allowance for Loan Losses and Non-Performing Loans and Other Real
Estate

     The allowance for loan losses was 1.42 percent of loans outstanding at March 31, 1995, compared with 1.44 percent at December 31, 1994 and 1.93 percent at March 31, 1994. The Bank did not make a provision to the reserve for loan losses during the first quarter of 1995 or 1994.

                                          1995          1994
Balance at January 1,                   $502,000      $621,000
(Recovery) Provision for loan losses           -             -
Recoveries credited to the allowance       4,000         7,000
                                         506,000       628,000
Losses charged to the allowance            1,000         2,000
Balance at March 31                     $505,000      $626,000
                                        ========      ========
     Indicative of improving conditions in the local economy, the following schedule shows non-performing loans on non-accrual status and repossessed and foreclosed real estate.

                                March 31   December 31   March 31
                                  1995         1994        1994

Non-accrual loans               $     -   $    30,000   $ 52,000
Foreclosed real estate           30,000        80,000      6,000


     Management believes the Bank has adequate reserves to provide for possible future loan losses.

Other Income

     Other operating income aggregated to $106,000 for the first three months of 1995 compared with $122,000 in 1994. There was no trading account activity in 1995 or 1994.

                                             Quarter Ending
                                                March 31
                                               1995      1994

Service charges on deposit accounts        $ 50,000  $ 52,000
Other service charges and fees               17,000    10,000
Other operating income                       39,000    60,000
Net securities and gains                          -         -
Total                                      $106,000  $122,000
                                           ========  ========

Operating Expenses

     Other operating expenses totaled $556,000 for the first three months of 1995, compared with $551,000 for 1994, a $5,000 increase.

     Personnel expenses totaled $247,000 for the period, compared with $245,000 in 1994. In 1995, expenses related to other real estate and repossessed property, net of rental income on these properties, totaled $6,000. These expenses, representing taxes, maintenance and insurance, were partially offset by rental income on these properties of approximately $1,000.


     A summary of other operating expenses is as follows:

                                       Three Months    1995
                                          Ending       Over
                                         March 31,   (Under)
                                       1995    1994    1994
                                             (In Thousands)

Salaries and benefits                 $  247  $ 245   $   2
Expenses related to other real
   estate and repossessed
   properties, net of rental
   income on these properties              6      1       5
Net occupancy expenses                   104     99       5
Equipment and computer expenses           50     48       2
Professional fees and services            35     34       1
FDIC and other insurance                  37     35       2
Other                                     77     89     (12)
                                      $  556  $ 551   $   5
                                      ======  =====   =====
Income Taxes

     Income taxes were accrued at the U. S. federal tax rate.  At
March 31, 1995. Bancshares has net operating loss carryforwards of approximately $789,000 and $578,000 for income tax and financial statement purposes, respectively.

Liquidity

     The term "liquidity" generally refers to the ability of a company to generate adequate amount of cash to meet its needs. For a bank, "liquidity" represents its ability to meet timely the demand for funds used to honor checks, to pay maturing time deposits, to fund increases in loan demand and to satisfy other commitments. Unless it borrows funds, a bank's source of funds are generally its core deposits and its retained earnings.

     At March 31, 1995 and 1994, the Bank's gross loans-to-deposits ratios were 72.6 percent and 70.0 percent, respectively. Loans increased $2,955,000 from 1994 levels. Significant to the loan-to-deposit ratio computation, deposits increased $2,394,000 as of March 31, 1995 from 1994. The Bank has no brokered deposits.

     As a bank holding company, the ability of Bancshares to pay its obligations is wholly dependent upon the receipt of dividends and tax benefits from the Bank.

Capital Resources

     At March 31, 1995, stockholders' equity amounted to $5,295,000 compared with $4,870,000 at March 31, 1994 and $5,179,000 at
December 31, 1994.
     Bancshares has paid only one $2.70 and one 67.5 cents dividend on its $2.70 preferred stock and has not declared or paid dividends on its $.50 preferred stock since their issuance. As a result accumulated and unpaid dividends are as follows:

     $2.70 Preferred Stock, Dividends accumulated
     from January 13, 1990 through March 31, 1995      $2,149,000

     $.50 Preferred Stock, dividends accumulated
     from January 13, 1990 through March 31, 1995          66,000
                                                       $2,215,000
                                                       ==========






                         SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.












                                       /s/Lee A. Ringeman
                                      Lee A. Ringeman
                                      Executive Vice President
                                      Chief Financial Officer







DATE:  May 11, 1995






















                             PART II



Item 6:  Exhibits and Reports on Form 8-K


          a.   Exhibit No. 11.   Computation of Earnings Per Common
               Share

          b.   Exhibit No. 27.   Financial Data Schedule

          c.   The Registrant has not filed any Reports on Form
               8-K during the first quarter of 1995.