Form 10-Q
period 1995-06-30
GUARANTY BANCSHARES HOLDING CORP
filed 1995-08-07
CIK 706731

SECURITIES AND EXCHANGE COMMISSION

                         Washington, D.C.   20549

                         ------------------------

                             F O R M   10 - Q

                Quarterly Report Under Section 13 or 15 (d)
                  of the Securities Exchange Act of 1934.

                         ------------------------


For Quarter Ended JUNE 30, 1995  Commission File Number 0-10929


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

Yes   X     No      .
    -----      -----

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, $5 par value, 206,799 shares outstanding as of June 30, 1995 Common Stock, no par value, 167,576 shares outstanding as of June 30, 1995








                            I N D E X




PART I   -  Financial Information

   Financial Statements

      Consolidated Statement of Condition
         June 30, 1995, and December 31, 1994             3

      Consolidated Statement of Income -
         Quarters Ended June 30, 1995 and 1994            4

      Consolidated Statement of Cash Flows -
         Quarters Ended June 30, 1995 and 1994            5

      Consolidated Statement of Changes in
         Stockholders' Equity                             6

      Notes to Consolidated Financial Statements          7


   Management's Discussion and Analysis of Financial
        Condition and Results of Operations               8


Signature                                                15


Exhibit Index                                            17




          GUARANTY BANCSHARES HOLDING CORPORATION AND SUBSIDIARY
               CONDENSED CONSOLIDATED STATEMENT OF CONDITION

                                                   June 30     December
                                                     1995      31, 1994
                                                   -------     --------
                                                        (in thousands)
                                                          (Unaudited)
ASSETS
   Cash and due from banks                          $ 2,168     $ 3,436
   Investment securities available for sale           5,227       7,190
   Investment securities held to maturity
     (Estimated market value $11,145,000 and         11,172       9,494
      $9,393,000, respectively)
   Federal funds sold                                 2,250       2,640
   Loans                                             35,698      34,775
   Less:  Allowance for loan losses                     506         502
                                                    -------      ------
      Net Loans                                      35,192      34,273

   Premises and equipment                             2,177       2,176
   Other real estate                                      -          80
   Other assets                                       1,507       1,398
                                                    -------     -------
      Total Assets                                  $59,693     $60,687
                                                    =======     =======
LIABILITIES AND STOCKHOLDERS' EQUITY
   Deposits                                         $50,338     $51,498
   Obligations under capital lease                    1,675       1,723
   Notes payable                                      1,777       1,854
   Other liabilities                                    504         433
                                                    -------     -------
      Total Liabilities                              54,294      55,508

Commitments and contingent liabilities (Note 2)           -           -

Stockholders' Equity
   $2.70 Cumulative Preferred stock; 145,676
      shares authorized, issued and outstanding       3,497       3,497
   $.50 Cumulative Preferred stock, 64,324 shares
      authorized, 21,900 issued and outstanding         107         107
   Class A Common stock; $5 par value; 210,000
      shares authorized and outstanding               1,050       1,050
   Class B Common stock; no par value; 210,000
      shares authorized, 170,877 issued and
      outstanding                                        17          17
   Capital surplus                                    2,039       2,039
   Accumulated deficit                               (1,292)     (1,504)
   Treasury Stock                                       (16)        (16)
   Unrealized loss on securities
     available for sale                                  (3)        (11)
                                                     -------     -------
   Total Stockholders' Equity                         5,399        5,179
                                                     -------     -------

      Total Liabilities and Stockholders' Equity    $59,693      $60,687
                                                    =======      =======




                                      GUARANTY BANCSHARES HOLDING CORPORATION AND SUBSIDIARY
                                             CONDENSED CONSOLIDATED STATEMENT OF INCOME

                                                         THREE MONTHS ENDED                   SIX MONTHS ENDED
                                                               JUNE 30,                             JUNE 30,
                                                            1995        1994                    1995        1994
                                                        --------    --------                --------    --------
                                                       (IN THOUSANDS, EXCEPT               (IN THOUSANDS, EXCEPT
                                                          PER SHARE DATA)                     PER SHARE DATA)
                                                            (UNAUDITED)                         (UNAUDITED)






INTEREST INCOME
  Interest and fees on loans                            $    881     $   790               $   1,722    $  1,538
  Interest on time deposits and
    federal funds sold                                        26          23                      61          40
  Interest on investment securities:
    Taxable income                                           234         168                     480         330
    Non-taxable income                                         5           -                      10           1
                                                        --------    --------                --------    --------
      Total Interest Income                                1,146         981                   2,273       1,909

INTEREST EXPENSE
  Interest on deposits                                       409         326                     824         631
  Interest on capital lease                                   42          44                      85          89
  Interest on notes payable                                   31          18                      62          26
                                                        --------    --------                --------    --------
      Total Interest Expense                                 482         388                     971         746
                                                        --------    --------                --------    --------
      Net Interest Income                                    664         593                   1,302       1,163
      Provision (recovery) from reserve
        for loan losses                                        0           0                       0           0
                                                        --------    --------                --------    --------
      Net interest income after provision (recovery)
        from reserve for loan losses                         664         593                   1,302       1,163
Other operating income                                        86         101                     192         223
Operating expenses                                           598         547                   1,164       1,098
                                                        --------    --------                --------    --------
      Income before income tax expense
        and extraordinary item                               152         147                     330         288

Income tax expense                                            55          60                     118         107
                                                        --------    --------                --------    --------
      Net income                                              97          87                     212         181

                                                        --------    --------                --------    --------
Dividends required for preferred stock                      (101)       (101)                   (202)       (202)
                                                        --------    --------                --------    --------
  Net income (loss) available
  for common stockholders                               $     (4)   $    (14)               $     10    $    (21)
                                                        ========    ========                ========    ========
Earnings (loss) per common share                            (.01)   $   (.04)               $    .03    $  (0.06)
                                                        ========    ========                ========    ========
Weighted average common shares outstanding               374,375     374,375                 374,375     374,375
                                                        ========    ========                ========    ========

                    GUARANTY BANCSHARES HOLDING CORPORATION
                          STATEMENT OF CASH FLOWS
               Increase (Decrease) in Cash and Cash Equivalents

                                                              SIX ENDED
                                                               JUNE 30
                                                            1995      1994
                                                           ------    ------
                                                            (IN THOUSANDS)
                                                              (UNAUDITED)
Cash flows from operating activities:
Net income                                                $  212   $  181
Adjustments to reconcile net income to net cash
provided by operating activities:
    Amortization of premium (accretion of discount
    on investments)                                         (121)     (16)
    Net (Gain) on sale of other real estate owned            (39)      (6)
    Gain on sale of fixed assets                              (7)      (8)
    Depreciation and amortization                            141      138
    (Increase) decrease in accrued interest receivable       (34)     (21)
    Increase (decrease) in accrued interest payable           30       42
    Increase (decrease) in accounts payable
    and other liabilities                                     41     (399)
                                                          -------  -------
Net cash provided by operating activities                    223      (89)

Cash flows from investing activities:
    (Increase)decrease in federal funds sold                 390      450
    Proceeds from maturities or investment securities      8,109    7,366
    Purchase of investment securities                     (7,703)  (5,981)
    Maturity of interest bearing deposits                      -       20
    Net increase (decrease) in loans                        (897)  (3,725)
    Proceeds from sale of other real estate owned            119       40
    Proceeds from sale of premises and equipment               7       26
    Purchase of premises and equipment                      (157)     (57)
    Increase in other assets                                 (74)      37
                                                           ------   ------
Net cash provided (used) by investing activities            (206)  (1,824)

Cash flows from financing activities:
    Net increase (decrease) in demand deposits
      NOW, savings, and certificates of deposit           (1,160)   1,034
    Increase (decrease) of notes payable                     (77)   1,377
    Repayments of capital lease obligation                   (48)     (38)
                                                          -------   ------
Net cash provided used in financing activities            (1,285)   2,373
Net increase (decrease) in cash and due from banks        (1,268)     460
Cash and due from banks, beginning of year                 3,436    1,108
                                                          -------  ------
Cash and due from banks, end of quarter                   $2,168   $1,568
                                                          ======   ======
Supplemental cash flow information:
  Interest paid                                           $  941   $  707
                                                          ======   ======
  Income taxes paid                                       $    2   $    3
                                                          ======   ======



       GUARANTY BANCSHARES HOLDING CORPROATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS EQUITY


                                        Unrealized
                                        Gain(Loss)
                                        on Securities
               Balance at               Available      Balance at
               Jan.1, 1995  Net Income  For Sale       June 30,1995
               -----------  ----------  -------------  ------------
$2.70
Preferred
Stock          $   3,497          -            -          3,497

$.50
Preferred
Stock          $     107          -            -            107

Class A
Common
Stock          $   1,050          -            -          1,050

Class B
Common
Stock          $      17          -            -             17

Capital
Surplus        $   2,039          -            -          2,039

Accumulated
Deficit        $  (1,504)       212            -         (1,292)

Treasury
Stock          $     (16)         -            -            (16)

Unrealized
loss on
Securities
available
for sale       $     (11)         -            8             (3)



              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              (UNAUDITED)

     The information furnished reflects all adjustments which are, in the opinion of management, necessary for a fair statement of results for the six (6) months ended June 30, 1995 and 1994. All adjustments are considered to be of a recurring nature. Results for the interim period may not necessarily be indicative of results for the entire year.

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

NOTE 2:  Contingent Liabilities

     As of June 30, 1995, there were $924,850 of letters of credit outstanding which are not reflected in the consolidated financial statements. Management does not expect any loss as a result of these transactions.



       GUARANTY BANCSHARES HOLDING CORPORATION AND SUBSIDIARIES
      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                       AND RESULTS OF OPERATIONS
Summary
-------

     For the six months ended June 30, 1995, Bancshares earned $212,000, compared with earnings of $181,000 for the comparable period in 1994. The primary reason for the increase in earnings was a $139,000 increase in net interest income. The subsidiary bank did not make a provision for loan losses in either period.

     Changes in financial position at June 30, 1995, from December 31, 1994 were net reductions in investment securities and federal funds sold and increases in loans. Deposits decreased $1,160,000. Investments and funds sold declined $285,000 and $390,000, respectively. Loans increased $923,000. Notes payable to the Federal Home Loan Bank of Dallas decreased $77,000 through amortization. These funds are used to match maturities and amortization on loans.

     Net credit income is the most significant component of financial operations and is affected by interacting forces, including changes in investment market interest rates and changes in volume and mix of interest earning assets and interest bearing deposits. For the first six months of 1995, net interest income as a percent of net average earning assets of $53,856,000 was 4.83 percent, up from 4.66 percent for the first six months of 1994. The increase is attributable to an increase in higher yielding loans.

Net Operating Results
---------------------

     The following analysis should be read in conjunction with the accompanying financial statements.

     Net interest income increased a net of $139,000. Of this amount, increases were: (a) on investments - $159,000, and (b) on federal funds sold - $19,000. Interest on loans increased $184,000. Interest on deposits increased $193,000.

     The increase in loan income is attributable to a $2,515,000 increase in average loans outstanding, and 0.4 percent increase in average yields to 9.8 percent. The increase in investment income was the result of a $1,364,000 increase in average securities investments and a 1.5 percent increase in average yields.

     Interest expense increased $139,000 from 1994 levels. Average interest bearing deposits increased $3,178,000, while average rates paid increased 0.7 percent to 3.9 percent. During 1994 the subsidiary bank borrowed an additional $1,400,000 from the Federal Home Loan Bank of Dallas to fund a commercial real estate loan which has a comparable scheduled amortization and maturity.

Investment Securities
---------------------

     Investment securities increased from $15,503,000 as of June 30, 1994 to $16,399,000 at June 30, 1995. This is primarily attributable to purchases of U.S. Treasury and U.S. Government Agency securities and by amortization on mortgage backed securities. There were no securities sales during the first six months of 1995.

     An analysis of investment securities follows (in thousands).

                           Amortized     Unrealized       Market
                             Cost       Gain     Loss     Value
                          ----------    ----     ----     -----
June 30, 1995
-------------
Held to Maturity
U. S.  Treasury Securities  $ 4,949     $  1    $   5   $ 4,945
Obligations of U.S.
  Agencies and Corporations   5,837        9       43     5,803
Obligations of states and
  political subdivisions        362        6        -       368
Other Investments                24        -        -        24
                            -------     ----    -----   -------
     Total                  $11,172     $ 16    $  48   $11,140
                            =======     ====    =====   =======
Available for Sale
Obligations of U.S.
  Agencies and Corporations $ 4,749     $ 10     $ 14   $ 4,745
Other investments               482        -        -       482
                            -------     ----     ----   -------
     Total                  $ 5,231     $ 10     $ 14   $ 5,227
                            =======     ====     ====   =======
December 31, 1994
-----------------
Held to Maturity
U. S. Treasury Securities   $ 3,156     $   -    $ 28   $ 3,128
Obligations of U.S.
  Agencies and Corporations   5,943         5      67     5,881
Obligations of states and
  political subdivisions        366         -      11       355
Other Investments                29         -       -        29
                            -------     -----    ----   -------
     Total                  $ 9,494     $   5    $106   $ 9,393
                            =======     =====    ====   =======
Available for Sale
U.S. Treasury Securities    $ 1,500     $   -    $  1   $ 1,499
Obligations of U.S.
  Agencies and Corporations   5,234         11     26     5,219
Other investments               472          -      -       472
                            -------     ------   ----   -------
     Total                  $ 7,206     $   11   $ 27   $ 7,190
                            =======     ======   ====   =======
June 30, 1994
-------------
Held to Maturity
U. S. Treasury Securities   $ 2,939     $    -   $  -   $ 2,939
Obligations of U.S.
  Agencies and Corporations   5,326         19     22     5,323

Obligations of states and
  political subdivisions          4          -      -         4
Other Investments                33          -      -        33
                            -------     ------   ----   -------
     Total                  $ 8,302     $   19   $ 22   $ 8,299
                            =======     ======   ====   =======
Available for Sale
U.S. Treasury Securities    $ 1,500     $    1   $  8   $ 1,493
Obligations of U.S.
  Agencies and Corporations   5,277         13     48     5,242
Other investments               466          -      -       466
                            -------     ------   ----   -------
     Total                  $ 7,243     $   14   $ 56   $ 7,201
                            =======     ======   ====   =======
An analysis of the market value of the investment portfolio by maturity periods at June 30, 1995 follows (in thousands):

                                         Amortized     Market
                                            Cost        Value
                                         ---------    -------
Within one year                          $   9,933    $ 9,922
One to five years                            4,724      4,694
Five to ten years                              392        398
After ten years                              1,354      1,353
                                         ---------    -------
     Total                               $  16,403    $16,367
                                         =========    =======
     Maturities of mortgage backed securities are classified by contractual (stated) maturity dates. Expected maturities will differ from contractual maturities because borrowers have the right to call or prepay obligations.

     Investment securities with a carrying value of approximately
$7,179,000, $5,994,000, and $5,399,000 at June 30, 1995, December 31,
1994 and June 30, 1994, respectively, were pledged to secure public deposits as required by law.

Deposits
--------

     A summary of the deposits as of June 30, 1995, December 31, and June 30, 1994 is as follows:

                    June 30   December 31     June 30
                     1995         1994         1994
                   --------   -----------    ------------
                (in thousands)
Demand Deposits     $ 7,779     $ 8,289       $ 7,305
NOW Accounts          4,687       4,883         4,300
Money Market
  Investment Accts.   4,839       4,664         4,328
Savings Deposits      7,083       7,603         7,899
Other Time Deposits  19,193      17,872        16,430
Certificates of Dep.
   of $100,000 or
   more               6,757       8,187         7,825
                    -------     -------       -------
                    $50,338     $51,498       $48,087
                    =======     =======       =======

     Non-interest bearing demand deposits at June 30, 1995 increased $474,000 from June 30, 1994. As interest rates paid on money market investment accounts remained low, depositors transferred funds to higher yielding certificates of deposits which had become more competitive with non-bank related institutions. Certificates of deposits of $100,000 or more to commercial entities decreased $673,000. During this period, public fund deposits in certificates of deposit of $100,000 or more decreased $395,000 as these muncipalities used accumulated funds on capital projects.

     The Bank has insignificant foreign and no brokered deposits.

Short Term Borrowings
---------------------
     The Bank had no short term borrowings in 1995 or 1994.

Allowance for Loan Losses and Non-Performing Loans and Other Real Estate
------------------------------------------------------------------------

     The allowance for loan losses was 1.42 percent of loans outstanding at June 30, 1995, compared with 1.44 percent at December 31, 1994 and
1.93 percent at June 30, 1994. The Bank did not make a provision to the reserve for loan losses during the first six months of 1995 or 1994.
                                          1995          1994
                                        --------      --------
Balance at January 1,                   $502,000      $621,000
(Recovery) Provision for loan losses           -             -
Recoveries credited to the allowance      17,000        15,000
                                        --------      --------
                                         519,000       636,000
Losses charged to the allowance           13,000         4,000
                                        --------      --------
Balance at June 30                      $506,000      $632,000
                                        ========      ========

     Indicative of improving conditions in the local economy, the following schedule shows non-performing loans on non-accrual status and repossessed and foreclosed real estate.

                                June 30   December 31    June 30
                                  1995         1994        1994
                                --------  ------------  ---------
Non-accrual loans               $ 95,000  $    30,000   $    -0-
Foreclosed real estate               -0-       80,000        -0-

     Management believes the Bank has adequate reserves to provide for possible future loan losses.

Other Income
------------

     Other operating income aggregated to $192,000 for the first six months of 1995 compared with $223,000 in 1994. There was no securities trading account activity in 1995 or 1994.



                                            Six Months Ending
                                           June 30
                                             1995      1994
                                           --------  --------

Service charges on deposit accounts        $101,000  $125,000
Other service charges and fees               29,000    21,000
Other operating income                       62,000    77,000
                                           --------  --------
Total                                      $192,000  $223,000
                                           ========  ========

Operating Expenses
------------------

     Other operating expenses totaled $1,164,000 for the first six months of 1995, compared with $1,098,000 for 1994, a $66,000 increase, primarily due to openning a new branch..
     Personnel expenses totaled $512,000 for the period, compared with $482,000 in 1994. In 1995, expenses related to other real estate and repossessed property, net of rental income on these properties, totaled $7,000. These expenses, representing taxes, maintenance and insurance, were partially offset by rental income on these properties of approximately $1,000.
     A summary of other operating expenses is as follows:

                                        Six Months     1995
                                          Ending       Over
                                         June 30,    (Under)
                                       1995    1994    1994
                                       ------------  -------
                                          (In Thousands)

Salaries and benefits                 $  512  $ 482   $  30
Expenses related to other real
   estate and repossessed
   properties, net of rental
   income on these properties              7      2       5
Net occupancy expenses                   214    209       5
Equipment and computer expenses          105     94      11
Professional fees and services            60     68      (8)
FDIC and other insurance                  72     71       1
Other                                    194    172      22
                                     ------- ------  ------
                                     $ 1,164 $1,098  $   66
                                      ======  =====   =====

Income Taxes
------------

     Income taxes were accrued at the U. S. federal tax rate. At June 30, 1995. Bancshares has net operating loss carryforwards of approximately $731,000 and $523,000 for income tax and financial statement purposes, respectively.


Liquidity
---------

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

     At June 30, 1995 and 1994, the Bank's gross loans-to-deposits ratios were 70.9 percent and 74.1 percent, respectively. Loans increased $74,000 from 1994 levels. Significant to the loan-to-deposit ratio computation, deposits increased $2,251,000 as of June 30, 1995 from 1994. The Bank has no brokered deposits.

     As a bank holding company, the ability of Bancshares to pay its obligations is wholly dependent upon the receipt of dividends and tax benefits from the Bank.

Capital Resources
-----------------

     At June 30, 1995, stockholders' equity amounted to $5,399,000 compared with $4,933,000 at June 30, 1994 and $5,179,000 at December 31, 1994.

     Bancshares has paid only one $2.70 and one 67.5 cents dividend on its $2.70 preferred stock and has not declared or paid dividends on its $.50 preferred stock since their issuance. As a result accumulated and unpaid dividends are as follows:

     $2.70 Preferred Stock, Dividends accumulated
     from January 13, 1990 through July 13, 1995      $2,262,000

     $.50 Preferred Stock, dividends accumulated
     from January 13, 1990 through July 13, 1995          69,000
                                                      ----------
                                                      $2,331,000
                                                       =========


                         SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.







                                      /s/Lee A. Ringeman
                                     ------------------------
                                     Lee A. Ringeman
                                     Executive Vice President
                                     Chief Financial Officer




DATE:  August 3, 1995
      ---------------








                                PART II



Item 6:  Exhibits and Reports on Form 8-K


          a.   Exhibit No. 11.   Computation of Earnings Per Common
               Share

          b.   Exhibit No. 27.   Financial Data Schedule

          c.   The Registrant has not filed any Reports on Form
               8-K during the second quarter of 1995.