Form 10-Q
period 1995-09-30
GUARANTY BANCSHARES HOLDING CORP
filed 1995-10-31
CIK 706731

SECURITIES AND EXCHANGE COMMISSION

                         Washington, D.C.   20549



                             F O R M   10 - Q

                Quarterly Report Under Section 13 or 15 (d)
                  of the Securities Exchange Act of 1934.




For Quarter Ended SEPTEMBER 30, 1995 Commission File Number 0-10929


                 GUARANTY BANCSHARES HOLDING CORPORATION
          (Exact name of registrant as specified in its charter)


           LOUISIANA                                    72-933277
(State or other jurisdiction of                    (I.R.S. Employer
 incorporation or organization)                  Identification No.)

 P. O. BOX 2208, MORGAN CITY, LOUISIANA                       70381
(Address of principal executive offices)                    (Zip Code)


Registrant's telephone number, including area code       504-384-2813


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

Common Stock, $5 par value, 206,124 shares outstanding as of September 30, 1995.
Common Stock, no par value, 166,901 shares outstanding as of September 30, 1995









                            I N D E X




PART I   -  Financial Information

   Financial Statements

      Consolidated Statement of Condition
         September 30, 1995, and December 31, 1994             3

      Consolidated Statement of Income -
         Quarters Ended September 30, 1995 and 1994            4

      Consolidated Statement of Cash Flows -
         Quarters Ended September 30, 1995 and 1994            5

      Consolidated Statement of Changes in
         Stockholders' Equity                                  6

      Notes to Consolidated Financial Statements               7


   Management's Discussion and Analysis of Financial
        Condition and Results of Operations                    8


Signature                                                     15


Exhibit Index                                                 17











          GUARANTY BANCSHARES HOLDING CORPORATION AND SUBSIDIARY
               CONDENSED CONSOLIDATED STATEMENT OF CONDITION

                                                  September    December
                                                   30, 1995    31, 1994
                                                        (in thousands)
                                                          (Unaudited)
ASSETS
   Cash and due from banks                          $ 2,489     $ 3,436
   Investment securities available for sale           5,213       7,190
   Investment securities held to maturity
     (Estimated market value $11,135,000 and         11,146       9,494
      $9,393,000, respectively)
   Federal funds sold                                 2,400       2,640
   Loans                                             35,312      34,775
   Less:  Allowance for loan losses                     497         502
      Net Loans                                      34,815      34,273

   Premises and equipment                             2,117       2,176
   Other real estate                                     66          80
   Other assets                                       1,410       1,398
      Total Assets                                  $59,656     $60,687
                                                     ======      ======
LIABILITIES AND STOCKHOLDERS' EQUITY
   Deposits                                         $50,166     $51,498
   Obligations under capital lease                    1,654       1,723
   Notes payable - Federal Home Loan Bank             1,730       1,854
   Other liabilities                                    544         433
       Total Liabilities                             54,094      55,508

Commitments and contingent liabilities (Note 2)           -           -

Stockholders' Equity
   $2.70 Cumulative Preferred stock; 145,676
      shares authorized, issued and outstanding       3,497       3,497
   $.50 Cumulative Preferred stock, 64,324 shares
      authorized, 21,900 issued and outstanding         107         107
   Class A Common stock; $5 par value; 210,000
      shares authorized and outstanding               1,050       1,050
   Class B Common stock; no par value; 210,000
      shares authorized, 170,877 issued and
      outstanding                                        17          17
   Capital surplus                                    2,039       2,039
   Accumulated deficit                               (1,127)     (1,504)
   Treasury Stock                                       (28)        (16)
   Unrealized gain on securities
     available for sale                                   7         (11)
   Total Stockholders' Equity                         5,562       5,179

      Total Liabilities and Stockholders' Equity    $59,656     $60,687
                                                     ======      ======




                                      GUARANTY BANCSHARES HOLDING CORPORATION AND SUBSIDIARY
                                             CONDENSED CONSOLIDATED STATEMENT OF INCOME

                                                         THREE MONTHS ENDED           NINE MONTHS ENDED
                                                            SEPTEMBER 30                 SEPTEMBER 30
                                                            1995        1994             1995        1994
                                                        --------    --------         --------    --------
                                                       (IN THOUSANDS, EXCEPT        (IN THOUSANDS, EXCEPT
                                                          PER SHARE DATA)              PER SHARE DATA)
                                                            (UNAUDITED)                  (UNAUDITED)
INTEREST INCOME
  Interest and fees on loans                         $       866     $   875        $   2,588    $  2,413
  Interest on time deposits and
    federal funds sold                                        48          19              109          59
  Interest on investment securities:
    Taxable income                                           233         190              713         520
    Non-taxable income                                         5           2               15           3
                                                        --------    --------         --------    --------
      Total Interest Income                                1,152       1,086            3,425       2,995

INTEREST EXPENSE
  Interest on deposits                                       437         363            1,261         994
  Interest on capital lease                                   42          44              127         133
  Interest on notes payable                                   30          34               92          60
                                                        --------    --------         --------    --------
      Total Interest Expense                                 509         441            1,480       1,187
                                                        --------    --------         --------    --------
      Net Interest Income                                    643         645            1,945       1,808
      Provision (recovery) from reserve
        for loan losses                                     (100)       (180)            (100)       (180)
                                                        --------    --------         --------    --------
      Net interest income after provision (recovery)
        from reserve for loan losses                         743         825            2,045       1,988
Other operating income                                        79          69              271         292
Operating expenses                                           569         553            1,733       1,651
                                                        --------    --------         --------    --------
      Income before income tax expense
        and extraordinary item                               253         341              583         629

Income tax expense                                            88         123              206         230
                                                        --------    --------         --------    --------
      Net income                                             165         218              377         399

                                                        --------    --------         --------    --------
Dividends required for preferred stock                      (101)       (100)            (288)       (302)
                                                        --------    --------         --------    --------
  Net income available
  for common stockholders                               $     64    $    118           $   89          97
                                                        ========    ========         ========    ========
Earnings per common share                               $    .17    $    .32         $    .24    $    .26
                                                        ========    ========         ========    ========
Weighted average common shares outstanding               373,025     374,375          373,925     374,375
                                                        ========    ========         ========    ========


                    GUARANTY BANCSHARES HOLDING CORPORATION
                          STATEMENT OF CASH FLOWS
               Increase (Decrease) in Cash and Cash Equivalents

                                                          NINE MONTHS ENDED
                                                             SEPTEMBER 30
                                                            1995      1994
                                                            (IN THOUSANDS)
                                                              (UNAUDITED)
Cash flows from operating activities:
Net income                                                $  288   $  399
Adjustments to reconcile net income to net cash
provided by operating activities:
    Amortization of premium (accretion of discount
    on investments)                                         (184)     (58)
    Recovery from the Reserve for Loan Loss                 (100)    (180)
    Net (Gain) on sale of other real estate owned            (39)      (6)
    Gain on sale of fixed assets                              (9)       -
    Depreciation and amortization                            215      207
    (Increase) decrease in accrued interest receivable       (59)     (10)
    Increase (decrease) in accrued interest payable           11       28
    Increase (decrease) in accounts payable
    and other liabilities                                     99     (324)
Net cash provided by operating activities                    222       56

Cash flows from investing activities:
    (Increase)decrease in federal funds sold                 240      150
    Proceeds from maturities or investment securities     13,182    9,536
    Purchase of investment securities                    (12,673)  (8,803)
    Maturity of interest bearing deposits                      -      417
    Net (increase) decrease in loans                        (542)  (3,746)
    Proceeds from sale of other real estate owned            167       40
    Proceeds from sale of premises and equipment              32       26
    Purchase of premises and equipment                      (178)     (58)
    (Increase)decrease in other assets                       128      128
Net cash provided (used) by investing activities             356   (2,310)

Cash flows from financing activities:
    Net increase (decrease) in demand deposits
      NOW, savings, and certificates of deposit           (1,332)   1,488
    Increase (decrease) of notes payable                    (124)   1,333
    Repayments of capital lease obligation                   (69)     (57)
Net cash provided used in financing activities            (1,525)   2,764
Net increase (decrease) in cash and due from banks          (947)     510
Cash and due from banks, beginning of year                 3,436    1,108
Cash and due from banks, end of quarter                   $2,489   $1,618
                                                          ======   ======
Supplemental cash flow information:
  Interest paid                                           $1,472   $1,618
                                                          ======   ======
  Income taxes paid                                       $    2   $    4
                                                          ======   ======
         GUARANTY BANCSHARES HOLDING CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS EQUITY



                                                 Unrealized
                                   Acquisition   Gain(Loss)
                                       of        on Securities
          Balance at                Treasury     Available      Balance at
          Jan.1,1995  Net Income     Stock       For Sale       Sep.30,1995

$2.70
Preferred
Stock       $ 3,497        -            -           -              3,497

$.50
Preferred
Stock       $   107        -            -           -                107

Class A
Common
Stock       $ 1,050        -            -           -              1,050

Class B
Common
Stock       $    17        -            -           -                 17

Capital
Surplus     $ 2,039        -            -           -              2,039

Accumulated
Deficit     $(1,504)      377           -           -             (1,127)

Treasury
Stock       $   (16)       -          (12)          -                (28)

Unrealized
Gain (Loss)
on Securities
available
for sale    $   (11)       -            -          18                  7












           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           (UNAUDITED)

     The information furnished reflects all adjustments which are, in the opinion of management, necessary for a fair statement of results for the nine (9) months ended September 30, 1995 and 1994. All adjustments are considered to be of a recurring nature. Results for the interim period may not necessarily be indicative of results for the entire year.

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

NOTE 2:  Contingent Liabilities

     As of September 30, 1995, there were $938,958 of letters of credit outstanding which are not reflected in the consolidated financial statements. Management does not expect any loss as a result of these transactions.
















    GUARANTY BANCSHARES HOLDING CORPORATION AND SUBSIDIARIES
   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                    AND RESULTS OF OPERATIONS
Summary

     For the nine months ended September 30, 1995, Bancshares earned $377,000, compared with earnings of $399,000 for the comparable period in 1994. The primary reason for the decrease in earnings was a $137,000 increase in net interest income and $80,000 less in recoveries from the Reserve for Loan Losses. Operating expenses increased $82,000, primarily from opening a new branch banking facility.

     Changes in financial position at September 30, 1995, from December 31, 1994 were as follows:

                                        NET         NET
                                     INCREASES   DECREASES

Investments                         $     -      $  325,000
Federal Funds sold                        -         240,000
Gross Loans                            537,000         -
Deposits                                  -       1,332,000
Notes Payable                             -         124,000
Total Assets                              -       1,031,000

     Net credit income is the most significant component of financial operations and is affected by interacting forces, including changes in investment market interest rates and changes in volume and mix of interest earning assets and interest bearing deposits. For the first nine months of 1995, net interest income as a percent of net average earning assets of $53,640,000 was 4.83 percent, up from 4.80 in 1994. The increase is attributable primarily to a higher ratio of interest earning assets to interest bearing liabilities.

Net Operating Results

     The following analysis should be read in conjunction with the accompanying financial statements.

     Interest income increased a net of $137,000. Of this amount, loans increased $175,000. Interest on federal funds sold increased $50,000. Interest on investments increased $205,000. Interest on deposits increased $267,000 wile interest on the capital lease decreased $6,000. Interest on the notes payable increased $32,000.

     The increase in loan income is attributable to an increase in average loan volume. Average yields on loans were 9.9 percent in 1995 and 9.6 percent in 1994. Average loans outstanding increased from $33,613,000 in 1994 to $35,263,000. The increase in income from federal funds sold is the net result of a $604,000 increase in average funds invested and a 1.66 percent increase in average yields. Average securities investments increased $1,111,000 while average yields increased 1.3 percent from 1994 levels.
     Interest expense increased $293,000 from 1994 levels. Average interest bearing deposits increased $2,705,000, while average rates paid increased 0.6 percent from 3.3 percent in 1994 to 3.9 percent in 1995.

Investment Securities

     Investment securities increased from $16,180,000 as of September 30, 1994 to $16,359,000 at September 30, 1995. There were no securities sales during the first nine months of 1995.

     An analysis of investment securities follows (in thousands).

                           Amortized     Unrealized       Market
                             Cost       Gain     Loss     Value
September 30, 1995
Held to Maturity
U. S.  Treasury Securities  $ 4,973     $  7    $   -   $ 4,980
Obligations of U.S.
  Agencies and Corporations   5,789        7       34     5,762
Obligations of states and
  political subdivisions        362        9        -       371
Other Investments                22        -        -        22
     Total                  $11,146     $ 23    $  34   $11,135
                            =======     ====    =====   =======
Available for Sale
Obligations of U.S.
  Agencies and Corporations $ 4,715     $ 11     $  -   $ 4,726
Other investments               487        -        -       487
     Total                  $ 5,202     $ 11     $  -   $ 5,213
                            =======     ====     ====   =======
December 31, 1994
Held to Maturity
U. S. Treasury Securities   $ 3,156     $   -    $ 28   $ 3,128
Obligations of U.S.
  Agencies and Corporations   5,943         5      67     5,881
Obligations of states and
  political subdivisions        366         -      11       355
Other Investments                29         -       -        29
     Total                  $ 9,494     $   5    $106   $ 9,393
                            =======     =====    ====   =======
Available for Sale
U.S. Treasury Securities    $ 1,500     $   -    $  1   $ 1,499
Obligations of U.S.
  Agencies and Corporations   5,234         11     26     5,219
Other investments               472          -      -       472
     Total                  $ 7,206     $   11   $ 27   $ 7,190
                            =======     ======   ====   =======

September 30, 1994
Held to Maturity
U. S. Treasury Securities   $ 3,636     $    -   $  -   $ 3,625
Obligations of U.S.
  Agencies and Corporations   4,982          5     20     4,967

Obligations of states and
  political subdivisions        369          -      -       369
Other Investments                31          -      -        31
     Total                  $ 9,018     $    5   $ 31   $ 8,992
                            =======     ======   ====   =======
Available for Sale
U.S. Treasury Securities    $ 1,500     $    -   $  7   $ 1,493
Obligations of U.S.
  Agencies and Corporations   5,240         11     50     5,201
Other investments               468          -      -       468
     Total                  $ 7,208     $   11   $ 57   $ 7,162
                            =======     ======   ====   =======

A comparison of the amortized cost and market values of the invest portfolio by maturity periods at September 30, 1995 follows (in thousands):
                                          Amortized    Market
                                            Cost        Value
Within one year                          $  14,983    $14,964
One to five years                              169        172
Five to ten years                              358        368
After ten years                                838        844
     Total                               $  16,348    $16,348
                                         =========    =======
     Maturities of mortgage backed securities are classified by contractual (stated) maturity dates. Expected maturities will differ from contractual maturities because borrowers have the right to call or prepay obligations.

     Investment securities with a carrying value of approximately
$6,978,000, $5,994,000, and $6,150,000 at September 30, 1995
December 31, 1994 and September 30, 1994 respectively, were pledged to secure public deposits as required by law.

Deposits

     A summary of the deposits as of September 30, 1995, December
31, and September 30, 1994 is as follows:

                     Sep.30      Dec. 31       Sep.30
                      1995         1994         1994
                            (in thousands)
Demand Deposits     $ 8,614     $ 8,289       $ 8,339
NOW Accounts          4,775       4,883         4,371
Money Market
  Investment Accts.   5,556       4,664         4,162
Savings Deposits      6,874       7,603         8,041
Other Time Deposits  18,247      17,872        15,891
Certificates of Dep.
   of $100,000 or
   more               6,100       8,187         7,737
                    $50,166     $51,498       $48,541
                    =======     =======       =======

     Non-interest bearing demand deposits at September 30, 1995 increased $275,000 from September 30, 1994. As interest rates paid on money market investment accounts remained low, depositors transferred funds to higher yielding certificates of deposits which had become more competitive with non-bank related institutions. Certificates of deposits of $100,000 or more to commercial entities decreased $789,000. During this period, public fund deposits in certificates of deposit of $100,000 or more decreased $848,000 as these municipalities used accumulated funds on capital projects.

     The Bank has insignificant foreign and no brokered deposits.

Short Term Borrowings
     The Bank had no short term borrowings in 1995 or 1994.

Allowance for Loan Losses and Non-Performing Loans and Other Real
Estate

     The allowance for loan losses was 1.41 percent of loans outstanding at September 30, 1995, compared with 1.44 percent at December 31, 1994 and 1.40 percent at September 30, 1994. The Bank recorded recoveries from the Reserve for Loan Losses of $100,000 and $180,000 during the third quarters of 1995 and 1994, respectively.

                                          1995          1994
Balance at January 1,                   $502,000      $621,000
(Recovery) Provision for loan losses    (100,000)     (180,000)
Recoveries credited to the allowance     109,000        61,000
                                         511,000       502,000
Losses charged to the allowance           14,000         4,000
Balance at September 30                 $497,000      $498,000
                                        ========      ========
     Indicative of improving conditions in the local economy, the following schedule shows non-performing loans on non-accrual status and repossessed and foreclosed real estate.

                                 Sep.30       Dec. 31     Sep. 30
                                  1995         1994        1994

Non-accrual loans               $    -0-  $    30,000   $    -0-
Foreclosed real estate            66,000       80,000        -0-
Foreclosed Property                3,000         -0-         -0-

     Management believes the Bank has adequate reserves to provide for possible future loan losses.

Other Income

     Other operating income aggregated to $271,000 for the first nine months of 1995 compared with $292,000 in 1994. There was no securities trading account activity in 1995 or 1994.

                                           Nine Months Ending
                                               September 30
                                               1995      1994

Service charges on deposit accounts        $154,000  $178,000
Other service charges and fees               42,000    42,000
Other operating income                       75,000    72,000
Total                                      $271,000  $292,000
                                           ========  ========
Operating Expenses

     Other operating expenses totaled $1,733,000 for the first nine months of 1995, compared with $1,651,000 for 1994, an $82,000 increase.

     Personnel expenses totaled $780,000 for the period, compared with $723,000 in 1994. In 1995, expenses related to other real estate and repossessed property, net of rental income on these properties, totaled $8,000. These expenses, represented taxes, maintenance and insurance. FDIC and other insurance expenses were favorably affected by a reduction of FDIC assessments.

     A summary of other operating expenses is as follows:

                                       Nine Months     1995
                                          Ending       Over
                                          Sep. 30,   (Under)
                                       1995    1994    1994
                                          (In Thousands)

Salaries and benefits                 $  780  $ 723   $  57
Expenses related to other real
   estate and repossessed
   properties, net of rental
   income on these properties              8      2       6
Net occupancy expenses                   322    319       3
Equipment and computer expenses          157    144      13
Professional fees and services            91    101     (10)
FDIC and other insurance                  77    106     (29)
Other                                    298    256      42
                                     $ 1,733 $1,651  $   82
                                      ======  =====   =====

Income Taxes

     Income taxes were accrued at the U. S. federal tax rate.  At
September 30, 1995. Bancshares has net operating loss carryforwards of approximately $643,000 and $435,000 for income tax and financial statement purposes, respectively.

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

     At September 30, 1995 and 1994, the Bank's gross loans-to-deposits ratios were 70.4 percent and 73.3 percent, respectively. Loans decreased $386,000 from 1994 levels. Significant to the loan-to-deposit ratio computation, deposits increased $1,625,000 as of September 30, 1995 from 1994. The Bank has no brokered deposits.

Capital Resources

     At September 30, 1995, stockholders' equity amounted to $5,562,000 compared with $5,148,000 at September 30, 1994 and
$5,179,000 at December 31, 1994.

     Bancshares has paid only one $2.70 and one 67.5 cents dividend on its $2.70 preferred stock and has not declared or paid dividends on its $.50 preferred stock since their issuance. As a result accumulated and unpaid dividends are as follows:

     $2.70 Preferred Stock, Dividends accumulated
     from January 13, 1990 through September 30, 1995   $2,335,000

     $.50 Preferred Stock, dividends accumulated
     from January 13, 1990 through September 30, 1995       66,000
                                                        $2,401,000
                                                         =========




















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







DATE: October 31, 1995