Form 10-K405
period 1995-12-31
GUARANTY BANCSHARES HOLDING CORP
filed 1996-03-29
CIK 706731

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549

                               Form 10-K

(X) Annual Report Pursuant To Section 13 or 15 (d) of the Securities Exchange Act of 1934(Fee Required)


              For the fiscal year ended December 31, 1995
                    Commission file number: 0-10929
                                  or
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

Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. (X)

State the aggregate market value of the voting stock held by nonaffiliates of the Registrant: (Total number of shares held by non-affiliates: See Part II, Item 5.)

Indicate the number of shares outstanding of each of the Registrant's classes of common stock as of the latest practicable date.

Class A Common Stock, $5 Par Value, 210,000 shares outstanding as of March 10, 1996
Class B Common Stock, No Par Value, 170,877 shares outstanding as of March 10, 1996


                  Documents Incorporated by Reference

Annual Report to Shareholders for the
  Year Ended December 31, 1995                Parts I, II and IV


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

     The Bank has no material concentration of deposits from any single customer or group of customers except that approximately eight percent of the Bank's total deposits at December 31, 1995 were those of public bodies, including parish and municipal districts. Deposits of public bodies in excess of amounts insured by the Federal Deposit Insurance Corporation (the F.D.I.C.) are secured by pledges of certain of the Bank's securities against the deposit amounts. Management of the Bank has no reason to believe that the loss of several of these public deposit accounts would have a materially adverse effect upon the operations of the Bank or the soundness of its deposit base although there has been a recent trend for these bodies to invest excess funds directly in the securities market rather than in interest bearing bank deposits with the Bank and competing local financial institutions. No significant portion of its loans is concentrated within a single industry or group of related industries, except that approximately
15.3 percent of the loans are in the oil field services and maritime support and transportation industries and 25.9 percent are in real estate related activities. There are no material seasonal factors that would have any adverse effect on the Bank. The Bank does not rely on foreign sources of funds or income.

     The Bank's general market area is in East St. Mary Parish,
Louisiana, which has a population of approximately 35,000.

     Economic activity in the area is diversified, with emphasis on manufacturing, oil and gas, agriculture and maritime support and distribution services. Commercial banking in the marketing area served by the Bank is highly competitive. The Bank competes with three banks and three savings and loan institutions located in East St. Mary Parish. Following is a list of the banks headquartered in the market area with total deposits and assets as of December 31, 1995.

                                  DEPOSITS            ASSETS
                                    (dollars in thousands)
First National Bank in
   St. Mary Parish            $214,563   54.4%    $241,301  52.9%

MC Bank & Trust Company         76,335   19.3       91,462  20.0

Guaranty Bank & Trust Company
of Morgan City                  50,783   12.9       60,245  13.2

Patterson State Bank            52,882   13.4       63,474  13.9
      TOTAL                   $394,563  100.0%    $456,482 100.0%

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

Employees

     Bancshares has no employees (active officers of Bancshares are employed by the Bank). As of March 11, 1996 the Bank had 31 full-time employees and 1 part-time employee. There are no unions or bargaining units which represent the employees. The Bank considers its relationship with its employees to be excellent. Employee benefit programs provided by the Bank include group life and health insurance, paid vacations and sick leave.

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

     The Bank is subject to regulation and supervision, of which regular bank examinations are a part, by the Louisiana Office of Financial Institutions. The Bank is a member of the FDIC which currently insures the deposits of each member bank to a maximum of $100,000 per depositor. For this protection, each bank pays a semi-annual statutory assessment and is subject to the rules and regulations of the FDIC. The Bank is not a member of the Federal Reserve System. However, upon consummation of the Merger, Bancshares became an "affiliate" of the Bank within the meaning of the Federal Reserve Act and the Federal Deposit Insurance Act which impose restrictions on loans by the Bank to Bancshares, investments by the Bank in the stock or securities of Bancshares, and on the use of such stock or securities as collateral security for loans by the Bank to any borrower. Bancshares is also subject to certain restrictions with respect to engaging in the business of issuing, flotation, underwriting, public sale and distribution of securities.

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


Regulatory Matters

     At periodic intervals, both Louisiana Department of Financial Institutions examiners and the FDIC routinely examine Bank's financial statements as part of their legally prescribed oversight of the Banking industry. Based on these examinations, the regulators can direct that the Bank's financial statements be adjusted in accordance with their findings. The regulators have not proposed adjustments to the Bank's financial statements in prior years. However, in view of the increasingly uncertain regulatory environment in which the Bank now operates, the extent, if any, to which a forthcoming regulatory examinations may ultimately result in adjustments to the 1995 financial statements cannot presently be determined.

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

II.  INVESTMENT PORTFOLIO

          Carrying values of securities held are as follows (in thousands of dollars):

                                          December 31
                                   1995         1994      1993
Held to Maturity

U.S. Treasury                   $ 1,997      $ 3,156   $ 5,762
U.S. Agencies and
 Corporations                     8,255        5,943    10,747
States and Political
 Subdivisions                       692          366        28
Other Investments                    20           29       365
                                $10,964      $ 9,494   $16,902

Available for Sale

U.S. Agencies and
 Corporations                   $ 4,704
Other Investments                   493
                                $ 5,197



Carrying values, maturities and average yields of securities held are as follows (in thousands of dollars):


                                        December 31, 1995
                                Amortized    Average      Market
                                  Cost        Yield        Value
Held to Maturity

U.S. Treasury
  Due within one year           $ 1,997          4.7%    $ 1,999

U.S. Agencies and
  Corporations
  Due within one year             4,968          5.6       4,959
  One to five years               3,072          5.3       3,070
  Five to ten years                  92         10.9          97
  After ten years                   123          8.0         126
                                  8,255          5.6       8,252

States and Political
  Subdivisions
  Due within one year                31          5.7          31
  One to five years                 250          5.6         257
  Five to ten years                 411          5.7         421
                                    692          5.7         709

Other Investments
  One to five years                  20         18.0          20
                                $10,964          5.5%    $10,980



Available for Sale

U.S. Agencies and
  Corporations
  Due within one year            $  500          4.1         499
  One to five years               3,505          6.0       3,515
  Over ten years                    688          6.7         690
                                  4,693          5.9       4,704

Other Investments
  Over ten years                    493          4.3         493
                                $ 5,186          5.7%    $ 5,197


                                        December 31, 1994
                                Amortized    Average      Market
                                  Cost        Yield        Value
Held to Maturity
U.S. Treasury
  Due within one year           $ 3,156          5.3%    $ 3,128

U.S. Agencies and
  Corporations
  Due within one year             4,505          5.8       4,488
  One to five years               1,078          4.8       1,041
  Five to ten years                 214          9.4         216
  After ten years                   146          8.3         136
                                  5,943          5.8       5,881

States and Political
  Subdivisions
  Due within one year                 9          7.3           9
  One to five years                  96          5.6          95
  Five to ten years                 261          5.6         251
                                    366          5.6         355

Other Investments
  One to five years                  29         18.0          29
                                $ 9,494          5.7%    $ 9,393

Available for Sale
U.S. Treasury
  Due within one year           $ 1,500          4.6%    $ 1,499

U.S. Agencies and
  Corporations
  Due within one year               950          5.2         922
  One to five years               3,510          5.9       3,534
  Over ten years                    774          5.5         763
                                  5,234          5.7       5,219

Other Investments
  Over ten years                    472          2.6         472
                                $ 7,206          5.3%    $ 7,190


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


III. LOAN PORTFOLIO

     A.   Types of Loans

               The amount of loans outstanding is shown in the following table according to type and concentration of loans (in thousands of dollars):

                                            December 31
                                      1995       1994       1993
          Commercial, financial
           and agricultural        $24,166    $24,652   $ 23,650
          Real estate:
             Construction            2,594      3,070        419
             Mortgage                2,189      3,066      3,558
          Installment                5,603      4,022      4,335
                                    34,552     34,810     31,962
          Less unearned income           6         35         74
                                   $34,546    $34,775    $31,888

          The loan portfolio contains no foreign loans.

B.   Maturities and Sensitivities of Loans to Changes in Interest
     Rates

          The following table presents the maturity distribution and sensitivity to interest rate changes of the loan portfolio at December 31, 1995 (in thousands of dollars):

                                         DUE IN   DUE IN
                               DUE IN     OVER     OVER
                              ONE YEAR   ONE TO    FIVE
                                 OR       FIVE    TO TEN
                               LESS *    YEARS    YEARS     TOTAL
Maturity of Loans
Commercial, financial
 and agriculture               $10,789  $11,107  $ 2,270  $24,166
Real estate
 Construction                    1,934      660        0    2,594
 Mortgage                          316    1,686      187    2,189
Installment                      1,313    3,946      344    5,603
                               $14,352  $17,399  $ 2,801  $34,552

Interest Rate Sensitivity
Loans with Pre-
 determined rates              $10,043  $11,273  $ 2,077  $23,393
Loans with floating
 rates                           4,309    6,126      724   11,159
                               $14,352  $17,399  $ 2,801  $34,552

        *Includes demand loans, loans having no stated schedule
         of repayments and no stated maturity and overdrafts.
C.   Risk Elements

          The following table sets forth the nonaccrual, past due
     and restructured loans.
                                        December 31
                                   1995    1994     1993
                                      (in thousands)
Interest accruing loans past due
   90 days or more:

   Commercial, financial and
      agricultural                 $  0   $  15    $   0
   Loans secured primarily
      by real estate mortgages        0     152        0
   Installment                        0       1       76
                                  $   0   $ 168    $  76

   Nonaccrual loans               $  84   $  30    $  36


     At year end 1995, the loan portfolio contained no loans which had been restructured.

     Loans are placed on nonaccrual status when principal or inter-est is due and remains unpaid for ninety or more days, unless the loan is both well secured and in process of collection, or when management determines that the collateral position in the loan has deteriorated to a position where collection of principal and inter-est is questionable.

     The Bank recognized approximately $4,000 and $1,000 in interest income related to these loans in the years ended December 31, 1995 and 1993, respectively. No interest income was recognized in 1994. Had the loans been accruing interest at their contracted rates, approximately $4,000, $3,000, and $5,000 of additional interest income would have been recognized for 1995, 1994 and 1993, respectively.


Potential Problem Loans

     Potential problem loans, i.e. loans which are now current where there are serious doubts as to the ability of the borrower to comply with repayment terms, at December 31, 1995, amounted to $118,000 and are concentrated in private households. No significant losses are anticipated in these extensions of credit.

     At December 31, 1995, there were no loans classified as past due 90 days or more and on which interest was being accrued.
     The following identifies the loans which are accounted for on a nonaccrual basis as of December 31, 1995 (in thousands):

Nonaccrual Loans:

     Private households                 $84

     The maritime, oil field, real estate and service industries in particular had been adversely affected by the decline in petroleum related activities in the Bank's market area. The area has experienced a recovery in this industry in recent years. Whether the recovery will continue depends on the worldwide petroleum industry.

     The Bank's collateral position in those non-accuring loans is such that any potential losses which may be sustained will not be significant.

Loan Concentrations

     Following is a summary of gross loans and lease outstanding as of December 31, 1995, by major industry classifications (in thousands):

Oil and gas                                   $ 2,778       8.0%
Construction - contractors                      2,043       5.9
Manufacturing:
   Wood products                                  695       2.0
   Book Binding                                   250        .7
   Other                                          240        .7
                                                1,185       3.4
Transportation:
   Maritime                                     2,507       7.3
Sanitary Servies                                  340       1.0
Wholesale and retail trade                      4,494      13.0
Real estate                                     8,932      25.9

Services:
   Insurance and Legal                            178        .5
   Hotel and Motel                              1,481       4.3
   Health                                       1,199       3.4
   Miscellaneous repair                           648       1.9
   Membership and religious organizations         193        .6
                                                3,699      10.7

Private households                              8,574      24.8

         Total                                $34,552     100.0%

     The above table includes unearned income on installment and real estate loans.

IV.  SUMMARY OF LOAN LOSS EXPERIENCE

          The following table summarizes the activity in the allowance for loan losses arising from loans charged off, recoveries of loans previously charged off, and additions to the allowance charged to operating expense.

                                      Year ended December 31
                                     1995     1994     1993
                                     (in thousands of dollars)

Total loans outstanding at
  December 31, net of unearned
  income                             $34,546 $34,775  $31,888

Daily average amount of loans
  outstanding, net of unearned
  income                             $35,112 $34,148  $30,306

Balance of the allowance for loan
  losses at beginning of year        $   502 $   621  $   546

Loans charged off:
  Commercial, financial and
  agricultural                             -       -        -
  Real estate                              4      29       28
  Installment and credit card             14       6        9
     Total charge-offs                    18      35       37

Recoveries of loans previously
charged off:
  Commercial, financial and
   agricultural                           17      17        8
  Real estate                             89      72       96
  Installment and credit card             14       7        8
     Total recoveries                    120      96      112

     Net charge-offs
       (recoveries)                     (102)    (61)     (75)

Additions (credits) to the
  allowance charged to expense          (100)   (180)       -
Balance of the allowance for loan
  losses at end of year              $   504 $   502  $   621

Ratios:
  Net charge-offs (recoveries) during
    year to average loans outstanding (0.29)%  (0.18)%  (0.25)%

  Net charge-offs (recoveries) to loans
    at end of year                    (0.30)%  (0.18)%  (0.24)%

                                      Year ended December 31
                                     1995     1994     1993
                                     (in thousands of dollars)

Allowance for loan losses to
 average loans                       1.44     1.47     2.05

     Allowance for loan losses to loans
      at year end                    1.46     1.44     1.95

     Net charge-offs (recoveries)
      to allowance for loan losses
      at end of year                (20.2)   (12.2)   12.08
     Net charge-offs to provision for
      loan losses                     N/A      N/A      N/A

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

                                               December 31
                                     1995            1994           1993
                                         (dollars in thousands)
     Commercial, financial
        and agricultural       $ 423    83.9%   $ 258   51.4%  $ 363  74.0%
     Real estate
        Construction              15     3.0       23    4.6      15   1.3
        Mortgage                  15     3.0      122   24.3      73  11.0
     Installment                  51    10.1       99   19.7     170  13.7
                               $ 504   100.0%   $ 502  100.0%  $ 621 100.0%
V.   DEPOSITS

          The daily average amounts of deposits for the years ended are summarized below:

                                                       December 31
                                                1995       1994      1993
                                                (in thousands of dollars)
     Demand deposits (non-interest bearing)    $ 7,806   $ 8,115   $ 8,649
     Savings deposits                            7,133     7,961     8,410
     NOW accounts                                4,852     4,603     4,507
     Money market accounts                       5,379     4,587     5,413
     Other time deposits                        24,887    23,073    21,931
                                               $50,057   $48,339   $48,910

          Remaining maturities of time deposits of $100,000 or more at December 31, 1995, are summarized as follows (in thousands of dollars):

                                        AFTER     AFTER
                                        THREE      SIX
                                         BUT       BUT
                              WITHIN    WITHIN    WITHIN    AFTER
                              THREE      SIX      TWELVE    TWELVE
                              MONTHS    MONTHS    MONTHS    MONTHS     TOTAL

     Certificates of
        Deposit               $2,477    $  804    $2,078    $  267    $5,626

     Other time deposits         435         0       730         0     1,165
                              $2,912    $  804    $2,808    $  267    $6,791

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

                                              Year ended December 31
                                           1995        1994        1993

     Return on assets                         .80%        .89%       1.92%
     Return on equity                        8.79       10.16       23.14
     Dividend payout ratio                      0           0           0
     Equity to assets ratio                  9.13        8.79        8.31
     Ratio of earnings to fixed charges    701.62      953.76    3,045.00
VII. SHORT-TERM BORROWING

          The following table summarized short-term borrowing:

                                                   1995     1994     1993
                                                   (amounts in thousands
                                                        of dollars)

     Amount outstanding at December 31,           $  -      $  -   $   -
     Weighted average interest rate                  -         -       -

     Maturity of borrowings at December 31,
        Two to 30 days                               -         -       -
        31 days to one year                          -         -       -
        One to two years                             -         -       -

     Maximum amount outstanding at any
        month-end during each year                   -         -     450

     Average amount outstanding during
        each year                                    -         -      12
     Weighted average interest rate                  -         -     3.0%

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

     Bancshares paid a $0.675 dividend on its $2.70 cumulative preferred stock on January 4, 1995. No dividends have been declared or paid on its $.50 cumulative preferred stock since their issuance. See the Annual Report to Shareholders, pages 4-12 (Management's Discussion and Analysis of Financial Condition and Results of Operations).

     Non-affiliates hold 240,755, or 63 percent of the 380,877 voting shares outstanding as of March 11, 1996.

Item 6.  Selected Financial Data

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

Item 8.  Financial Statements and Supplementary Data

     The following consolidated financial statements of Bancshares and its subsidiaries, included on pages 14-42, in the Annual Report to Shareholders, are incorporated herein by reference.

          Consolidated Statements of Condition - December 31, 1995
             and 1994

          Consolidated  Statements  of Income  -  Years ended
             December 31, 1995, 1994, and 1993

          Consolidated  Statements  of  Changes  in  Stockholders'
             Equity - Years ended December 31, 1995, 1994, and 1993

          Consolidated  Statements  of Cash  Flows  -  Years ended
             December 31, 1995, 1994, and 1993

          Notes to Consolidated Financial Statements

          Auditors' Report

Item 9.  Disagreements on Accounting and Financial Disclosure

     There have been no disagreements with Bancshares' or the Bank's independent certified public accountants on any matter of accounting principles or practice, financial statement disclosure or auditing scope or procedure within the twenty-four months prior to December 31, 1995 reported on Form 8-K.

                                 Part III

Item 10.  Directors and Executive Officers of the Registrant

     The following table sets forth certain information as of March 11, 1996, concerning the directors and officers as a group, including their beneficial ownership of shares of Common Stock of Bancshares as determined in accordance with Rule 13d-3 of the Securities and Exchange Commission. Unless otherwise indicated, (i) each person has been engaged in the principal occupation shown for more than the past five years, and (ii) shares shown as being beneficially owned are held with sole voting and investment power. The persons listed are also members of the Board of Directors of Bancshares' wholly owned subsidiary, Guaranty Bank & Trust Company of Morgan City (the "Bank").


                              Year First
                                Became
                               Director       Shares      Percent
Name, Age, and                  of the     Beneficially     of
Principal Occupation          Bancshares   Owned (1) (2)  Class (2)
H. W. Bailey  (73)               1982        17,666 (3)     4.74%
   Retired since 1-1-83.
   Executive Vice President
   and Chief Administrative
   Officer of McDermott, Inc.
   (offshore construction)


Brooks Blakeman  (49)            1988        34,070 (4)     9.13%
   Chairman of the Board
   Bancshares and the Bank
   Vice President and General
   Manager of Frank's Casing
   Crews, Inc. (oilfield services)


Vincent Cannata  (81)            1982        22,343 (5)     5.99%
   President of Cannata's
   Super Market, Inc.


Randolph Cullom  (58)            1990           200           -
   President and Chief Executive
   Officer of Bancshares and the
   Bank


Frank J. Domino, Sr.  (76)       1982         5,280 (6)     1.42%
   President of Frank's Motor
   Co., Inc. (auto sales);
   Secretary and Treasurer of
   Domino Developers, Inc.
   (home construction)


Conley J. Dutreix (48)           1993           200           -
   Executive Vice President of
   Bancshares and the Bank;
   Director of the Bank
   since 1992.

Anthony J. Guarisco, Sr. (85)    1982        37,542         10.06%
   President of Guarisco
   Enterprises, Inc., (holding
   company for subsidiaries
   engaged in diesel fuel
   distribution, shell sales
   and transport and real
   estate); President of
   Guarisco Evans Shopping
   Center, Inc.

Wiley Magee (52)                 1982         4,304          1.15%
   Secretary to the Board
   Bancshares and the Bank
   President of Morgan City
   Supply, Inc. (wholesale
   and retail hardware)

Lee A. Ringeman (66)             1989         1,931 (7)       -
   Executive vice President
   and Chief Financial Officer
   since 1990.

All executive officers and
directors of Bancshares and the
bank                                        123,566         33.13%


(1) Except as noted below, all shares of Bancshares' stock set forth above constitute direct beneficial ownership by such director with full voting and investment power. Except as indicated above, no person owns more than five percent of the outstanding shares of Bancshares' stock. The address of each director is c/o Guaranty Bank & Trust Company of Morgan City, Post Office Box 2208, Morgan City, Louisiana 70381.

(2) Includes aggregate of Class A Common stock and Class B Common stock. Percent of class omitted where less than one percent.

(3)  Includes 7,700 shares in the name of Bailey Estate.

(4) Includes 33,870 shares held by the Blakeman Trust over which Mr. Blakeman shares voting powers.

(5) Includes 6,910 shares in the name of Cannata's Super Market, Inc. over which Mr. Cannata shares voting and investment power.

(6)  Includes 60 shares in the name of Mr. Domino's wife.

(7) Includes 1,186 shares held jointly with Mrs. Ringeman and 32 shares held jointly with Mr. Ringeman's grandson.

     None of the directors of Bancshares holds a directorship in any company with a class of securities registered under Section 12 of the Securities Exchange Act of 1934, as amended, or subject to the requirements of Section 15(d) of that Act or in any company registered as an investment company under the Investment Company Act of 1940, as amended.

     Bank directors received compensation at the rate of $250 for each regular directors meeting attended, $100 for committee meetings attended, and a $1,500 fee for serving as a director. No fees were paid for service on Bancshares' Board.

     No family relationships exist among the above named directors or the executive officers of Bancshares or the Bank.


                            Executive Officers


The executive officers of Bancshares and the Bank, as of March 11, 1996, are as follows:



Name                         Age          Position Currently Held
Brooks Blakeman               49      Chairman of the Board of
                                      Bancshares and the Bank

Randolph Cullom               58      President and Chief Executive
                                      Officer of Bancshares and the
                                      Bank

Wiley Magee                   52      Secretary of the Board of
                                      Bancshares and the Bank

Lee A. Ringeman               66      Executive Vice President and
                                      Chief Financial Officer of
                                      Bancshares and the Bank


Conley Dutreix                48      Executive Vice President of
                                      the Bank and Assistant
                                      Secretary of the Board of
                                      Directors of Bancshares and
                                      the Bank


     Each executive officer has been an officer or director of Bancshares and the Bank for five years or more.

Item 11.  Executive Compensation

Cash Compensation

     The following table sets forth the aggregate cash compensation paid by the Bank for services rendered in all capacities during the fiscal years ended December 31, 1993, 1994 and 1995, with respect to each executive officer whose total cash compensation exceeded $100,000.

     Active officers of Bancshares are also officers of the Bank and receive no annual compensation from Bancshares.


                        SUMMARY COMPENSATION TABLE


                        Annual Compensation
Name and                                  Other              All
Principal                                 Annual            Other
Position     Year    Salary    Bonus(1)   Compensation(2)   Compensation(3)

Randolph
Cullom       1995    $90,000   $26,785      $ 4,500           $    765
President    1994     90,000    20,000        4,250                529
and Chief    1993     90,000    30,000        4,500                529
Executive
Officer of
Bancshares
and the Bank


(1) Mr. Cullom has an employment contract with the Bank whereby his initial base annual salary is $90,000. In addition to the annual salary, he is entitled to a non-cumulative annual cash bonus of $300.00 for each basic point of return on average annual assets, up to a maximum of $30,000.00. Return on average annual assets is defined as the after tax earnings before any bonuses. The bonus earned in 1994 was paid in 1995 and 1995 was paid in 1996. Also as part of his employment agreement, in the event Mr. Cullom is terminated without good cause, he shall be entitled to receive one year annual salary as severance pay.

(2)  Represents director fees.

(3) The Bank paid approximately $765, in term life insurance premiums on behalf of Mr. Cullom in 1995 and $529 in each of the years 1994, and 1993, respectively. This group policy has no cash surrender value.

     The Bank has instituted an unqualified defined benefit retirement program for three of its executive officers, as follows:


Name and                              Annual      Planned
Principal           Pre-Retirement    Retirement  Retirement
Position            Death Benefit(1)  Benefit(2)  Date - Age
Randolph Cullom      $487,250         $50,000     2002 - 65
President and
Chief Executive
Officer

Lee A. Ringeman       292,350          30,000     2000 - 70
Executive Vice
President

Conley J. Dutreix     292,350          50,000     2012 - 65
Executive Vice
President

(1)  Benefits payable to the participant's named beneficiaries.
(2)  Benefits payable monthly for life, 15 years certain.

     These benefits are funded by single premium life insurance policies on the lives of the participants. The policies are owned by the Bank and the proceeds from death benefits are payable to the Bank. Projected December 31, 1996 death benefits are as follows:
Mr. Cullom - $835,000, Mr. Ringeman - $317,000, and Mr. Dutreix -
$377,000.

     If the Bank terminates a participant's employment prior to his planned retirement date for cause, the participant shall not be entitled to any benefits. If employment is terminated prior to his planned retirement date, other than by death or discharge for cause, the Bank shall pay to the participant an amount which is the actuarial equivalent of his annual retirement benefit, computed in accordance with the agreement.

     If a participant's employment is terminated within twenty four
(24) months following a change in control of the Bank, the participant will be entitled to the benefits set forth in the preceding paragraph with the respective benefits being increased in amount by fifty (50%) percent.

     Bancshares and the Bank have no established policy or practice with respect to providing personal benefits to officers, directors or principal stockholders. Although the Bank pays for civic and social club memberships for certain officers, the aggregate annual value per person of such benefits is considerably less than $2,500.

     Neither Bancshares nor the Bank has any other remuneration, pension or retirement plans in effect. The Bank provides health and life insurance coverage for all employees.

Item 12.  Security Ownership of Certain Beneficial Owners and
Management

Principal Shareholders

     The persons named below were, to the knowledge of Bancshares, the only persons as of March 11, 1996, who beneficially owned more than 5% of the outstanding Guaranty Bancshares Holding Corporation Class A and Class B Common stock. Beneficial ownership consists of sole voting and investment power.

Name and Address                Amount and Nature of       Percent
of Beneficial Owner           Beneficial Ownership (1)     of Class

Brooks Blakeman                      34,070 (2)              9.13%
Post Office Box 2208
Morgan City, Louisiana  70381


Vincent Cannata                      22,343 (3)              5.99%
Post Office Box 2208
Morgan City, Louisiana  70381


Anthony J. Guarisco, Sr.             37,542                 10.06%
Post Office Box 2208
Morgan city, Louisiana  70381


(1) Determined in accordance with Rule 13d-3 under the Securities Exchange Act of 1934 based upon information furnished by the persons listed or contained in filings made by them with the Securities and Exchange Commission.


(2) Includes 33,870 shares held by the Blakeman Trust over which Mr. Blakeman shares voting powers.


(3)  Includes 6,910 shares in the name of Cannata's Super Market,
     Inc. over which Mr. Cannata shares voting and investment power.

Item 13.  Certain Relationships and Related Transactions

     During 1995 the Bank engaged in banking transactions in the ordinary course of business with directors and officers of Bancshares and the Bank, and their affiliates, and expects to have such transactions in the future. In the opinion of Management, all such transactions were on substantially the same terms, including interest rates and collateral on loans, as those prevailing at the same time for comparable transactions with others and did not involve more than normal risk of collectibility or present other unfavorable features.

                              Part IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on
          Form 8-K

(a)  1.   Financial Statements

               The following consolidated financial statements of Guaranty Bancshares Holding Corporation and
               Subsidiaries, included on pages 14-42 of the Bancshares Annual Report to Shareholders are incorporated by reference in Item 8:

               Consolidated Statements of Condition - December 31, 1995, 1994, and 1993

               Consolidated Statements of Income - Years ended
                    December 31, 1995, 1994, and 1993

               Consolidated Statements of Cash Flows - Years ended
                    December 31, 1995, 1994, and 1993

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

          (3)  Articles of incorporation and by-laws*

          (4) Instruments defining the rights of security holders, including indentures*

          (10) Material contracts*
          (11) Computation of earnings per share

          (12) Statement regarding computation of ratios

          (13) Annual Report to Shareholders

          (24) Consent of Darnall, Sikes, Kolder, Fredericks, &
               Rainey

          (27) Financial Data Schedule

          *Incorporated by reference to Bancshares' registration statement on Form S-14, registration number 2-79378.

(b)       Reports on Form 8-K

          No reports on Form 8-K were filed by Bancshares during the quarter ended December 31, 1995.


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

                          Dated: March 28, 1996



     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


                                     /s/ Randolph Cullom
Brooks Blakeman, Chairman of the         Randolph Cullom, President
Board                                    and Chief Executive
                                         Officer

 /s/ Wiley Magee
Wiley Magee, Secretary                   H. W. Bailey, Director
Treasurer and Director


 /s/ Vincent Cannata                     /s/ Conley J. Dutreix
 Vincent Cannata, Director               Conley J. Dutreix,
                                         Assistant Secretary and
                                         Director


 /s/ Anthony J. Guarisco, Sr.            /s/ Frank J. Domino, Sr.
Anthony J. Guarisco, Sr.,                Frank J. Domino, Sr.,
Director                                 Director


 /s/ Lee A. Ringeman
Lee A. Ringeman, Executive Vice
President and Chief Financial
Officer, Director