Form 10-Q
period 1996-03-31
GUARANTY BANCSHARES HOLDING CORP
filed 1996-05-14
CIK 706731

SECURITIES AND EXCHANGE COMMISSION

                         Washington, D.C.   20549



                             F O R M   10 - Q

                Quarterly Report Under Section 13 or 15 (d)
                  of the Securities Exchange Act of 1934.




For Quarter Ended MARCH 31, 1996  Commission File Number 0-10929



                 GUARANTY BANCSHARES HOLDING CORPORATION

          (Exact name of registrant as specified in its charter)



           LOUISIANA                                 72-0933277

(State or other jurisdiction of                        (I.R.S.
incorporation or organization)                        Employer
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

Common Stock, $5 par value, 206,124 shares outstanding as of March 31, 1996 Common Stock, no par value, 166,901 shares outstanding as of March 31, 1996





                            I N D E X




PART I   -  Financial Information

   Financial Statements

      Consolidated Statement of Condition
         March 31, 1996, and December 31, 1995             3

      Consolidated Statement of Income -
         Quarters Ended March 31, 1996,and 1995            4

      Consolidated Statement of Cash Flows -
         Quarters Ended March 31, 1996 and 1995            5

      Consolidated Statement of Changes in
         Stockholders' Equity                             6

      Notes to Consolidated Financial Statements          7


   Management's Discussion and Analysis of Financial
        Condition and Results of Operations               8


Signature                                                15


Exhibit Index                                            17
















          GUARANTY BANCSHARES HOLDING CORPORATION AND SUBSIDIARY
               CONDENSED CONSOLIDATED STATEMENT OF CONDITION

                                                   March 31    December
                                                     1996      31, 1995
                                                        (in thousands)
                                                          (Unaudited)
ASSETS
   Cash and due from banks                         $ 2,292     $ 3,230
   Investment securities available for sale          5,183       5,197
   Investment securities held to maturity
     (Estimated market value $11,010,000            10,998      10,963
   Federal funds sold                                6,350       3,325
   Loans                                            34,225      34,547
   Less:  Allowance for loan losses                    505         505
      Net Loans                                     33,720      34,042

   Premises and equipment                            2,013       2,083
   Other real estate                                    64          65
   Other assets                                      1,382       1,340
      Total Assets                                 $62,002     $60,245
                                                   =======     =======
LIABILITIES AND STOCKHOLDERS' EQUITY
   Deposits                                        $52,432     $50,770
   Obligations under capital lease                   1,617       1,632
   Notes payable                                     1,632       1,681
   Other liabilities                                   554         500
       Total Liabilities                            56,235      54,583
                                                   =======     =======
Commitments and contingent liabilities (Note 2)          -           -

Stockholders' Equity
   $2.70 Cumulative Preferred stock; 145,001
      shares authorized, issued and outstanding      3,481       3,481
   $.50 Cumulative Preferred stock, 64,999 shares
      authorized, 21,900 issued and outstanding        107         107
   Class A Common stock; $5 par value; 210,000
      shares authorized and outstanding              1,050       1,050
   Class B Common stock; no par value; 210,000
      shares authorized, 170,877 issued and
      outstanding                                       17          17
   Capital surplus                                   2,039       2,039
   Accumulated deficit                                (918)     (1,023)
   Treasury Stock                                      (16)        (16)
   Unrealized gain on securities
     available for sale                                  7           7
   Total Stockholders' Equity                        5,767       5,662

      Total Liabilities and Stockholders' Equity   $62,002      $60,245
                                                   =======      =======


          GUARANTY BANCSHARES HOLDING CORPORATION AND SUBSIDIARY
                CONDENSED CONSOLIDATED STATEMENT OF INCOME


                                                       THREE MONTHS ENDED
                                                             MARCH 31
                                                       1996         1995
                                                      (IN THOUSANDS, EXCEPT
                                                         PER SHARE DATA)
                                                           (UNAUDITED)

INTEREST INCOME
     Interest and fees on loans                       $ 816        $ 841
     Interest on federal
          funds sold                                     93           35
     Interest on investment securities:
          Taxable income                                207          246
          Non-Taxable income                             10            5
               Total Interest Income                  1,126        1,127

INTEREST EXPENSE
     Interest on deposits                               408          415
     Interest on capital lease                           41           43
     Interest on note payable                            28           31
               Total Interest Expense                   477          489
               Net Interest Income                      649          638
     Provision for loan losses                            0            0
               Net Interest Income after Provision
               for loan losses                          649          638

     Other operating income                              79          106
     Operating expenses                                 565          566
               Income before income tax expense         163          178

Income tax expense                                       58           63
               Net income                               105          115

Dividends required for preferred stock                 (101)        (101)
     Net income available for common
     stockholders                                     $   4        $  14
                                                      =====        =====
Earnings per common share                             $ .01        $ .04

Weighted average common shares
     outstanding                                    373,025      374,275
                                                    =======      =======






                    GUARANTY BANCSHARES HOLDING CORPORATION
                          STATEMENT OF CASH FLOWS
               Increase (Decrease) in Cash and Cash Equivalents

                                                       QUARTER ENDED
                                                               MARCH 31
                                                            1996      1995
                                                            (IN THOUSANDS)
                                                              (UNAUDITED)
Cash flows from operating activities:
Net income                                                $  105   $  115
Adjustments to reconcile net income to net cash
provided by operating activities:
    Amortization of premium (accretion of discount
    on investments),net                                      (52)     (70)
    (Gain) on sale of other real estate owned                  0      (30)
    Depreciation and amortization                             71       69
    (Increase) decrease in accrued interest receivable        27      (30)
    Increase in accrued interest payable                      42       12
    Increase (decrease) in accounts payable
    and other liabilities                                     13      (12)
Net cash provided by operating activities                    206       54

Cash flows from investing activities:
    Decrease (increase) in federal funds sold             (3,025)   1,990
    Proceeds from maturities of investment securities      8,589    4,943
    Purchase of investment securities                     (8,536)  (4,733)
    Net increase (decrease) in loans                         322     (671)
    Proceeds from sale of other real estate owned              1      110
    Purchase of premises and equipment                       (24)     (20)
    Increase in other assets                                 (69)     (94)
Net cash provided (used) by investing activities          (2,742)   1,525

Cash flows from financing activities:
    Net increase (decrease) in demand deposits
      NOW, savings, and certificates of deposit            1,662   (2,660)
    Repayment of notes payable                               (49)     (46)
    Repayments of capital lease obligation                   (15)     (20)
    Cash dividends                                             0      (98)
Net cash provided used in financing activities             1,598   (2,824)
Net increase (decrease) in cash and due from banks          (938)  (1,245)

Cash and due from banks, beginning of year                 3,230    3,436
Cash and due from banks, end of quarter                   $2,292   $2,191
                                                          ======   ======
Supplemental cash flow information:
  Interest paid                                           $  435   $  476
                                                          ======   ======
  Income taxes paid                                       $   91   $  -0-
                                                          ======   ======



    GUARANTY BANCSHARES HOLDING CORPROATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS EQUITY




                                        Unrealized
                                        Gain(Loss)
                                        on Securities
               Balance at               Available      Balance at
               Jan.1, 1996  Net Income  For Sale       Mar.31,1996
$2.70
Preferred
Stock          $   3,481          -            -          3,481

$.50
Preferred
Stock          $     107          -            -            107

Class A
Common
Stock          $   1,050          -            -          1,050

Class B
Common
Stock          $      17          -            -             17

Capital
Surplus        $   2,039          -            -          2,039

Accumulated
Deficit        $  (1,023)       105            -           (918)

Treasury
Stock          $     (16)         -            -            (16)

Unrealized
loss on
Securities
available
for sale       $       7         -            -               7











           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           (UNAUDITED)

     The information furnished reflects all adjustments which are, in the opinion of management, necessary for a fair statement of results for the three (3) months ended March 31, 1996 and 1995. All adjustments are considered to be of a recurring nature. Results for the interim period may not necessarily be indicative of results for the entire year.

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

     The Bank acquired, through foreclosure, 3,976 shares of $2.70 preferred stock, 3,876 shares of Class A, $5.00 par value common stock and 3,976 shares of Class B, no par value common stock. The preferred shares were cancelled and reverted to authorized but
unissued $.50 preferred stock.   The common shares are held as
treasury stock.  (See Capital Resources)


NOTE 2:  Contingent Liabilities

     As of March 31, 1996, there were $817,833 of letters of credit outstanding which are not reflected in the consolidated financial statements. Management does not expect any loss as a result of these transactions.







    GUARANTY BANCSHARES HOLDING CORPORATION AND SUBSIDIARIES
   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                    AND RESULTS OF OPERATIONS
Summary

     For the three months ended March 31, 1996, Bancshares earned $105,000, compared with earnings of $115,000 for the comparable period in 1995. The primary reason for the decrease in earnings was a decrease in other operating income. The subsidiary bank did not make a provision for loan losses in either period.

     Changes in financial position at March 31, 1996, from December 31, 1995 were increases in federal funds sold and deposits, and decreases in loans. Proceeds from deposits were primarily con-verted to federal funds sold. Federal funds sold increased
$3,025,000, while loans decreased $322,000.

     Net credit income is the most significant component of financial operations and is affected by interacting forces, including changes in investment market interest rates and changes in volume and mix of interest earning assets and interest bearing deposits. For the first three months of 1996, net interest income as a percent of net average earning assets of $55,694,000 was 4.7 percent, the same as the first quarter of 1995.

Net Operating Results

     The following analysis should be read in conjunction with the accompanying financial statements.

     Interest income decreased a net of $1,000. Of this amount, federal funds sold increased $58,000. Interest on loans decreased $25,000, while investment income decreased $34,000.

     The decrease in loan income is attributable to a $381,000 decrease in average loans outstanding, and 0.3 percent decrease in average yields to 9.5 percent. The decrease in investment income was the result of a $3,040,000 decrease in average securities investments and offset by a 0.3 percent increase in average yields, mirroring the overall change in interest rates.

     Interest expense decreased $12,000 from 1995 levels. Average interest bearing deposits decreased $1,025,000, while average rates paid did not change from the 3.8 percent of 1995. Funds borrowed are from the Federal Home Loan Bank of Dallas and were used to fund commercial real estate loans which have a comparable scheduled amortization and maturity.

Investment Securities

     Investment securities decreased from $16,609,000 as of March 31, 1995 to $16,181,000 at March 31, 1996. This is primarily attributable to maturities of U.S. Treasury securities and amortization on mortgage backed securities and purchases of U.S. Agency securities. There were no securities sales during the first quarter of 1996 or 1995.

     An analysis of investment securities follows (in thousands).


                           Amortized     Unrealized       Market

                             Cost       Gain     Loss     Value
March 31, 1996
Held to Maturity
U. S.  Treasury Securities  $ 1,000     $  -    $  -    $ 1,000
Obligations of U.S.
  Agencies and Corporations   9,315        1        1     9,315
Obligations of states and
  political subdivisions        666       13        1       678

Other Investments                17        -        -        17
     Total                  $10,998     $ 14    $   2   $11,010
                            =======     ====    =====   =======
Available for Sale
Obligations of U.S.
  Agencies and Corporations $ 4,674     $ 17    $   6   $ 4,685

Other investments               498        -        -       498
     Total                  $ 5,172     $ 17     $  6   $ 5,183
                            =======     ====     ====   =======
December 31, 1995
Held to Maturity
U. S. Treasury Securities   $ 1,997     $  2     $  -   $ 1,999
Obligations of U.S.
  Agencies and Corporations   8,255        8       11     8,252
Obligations of states and
  political subdivisions        692       17        -       709

Other Investments                20        -        -        20
     Total                  $10,964     $ 27     $ 11   $10,980

                            =======     =====    ====   =======
Available for Sale

Obligations of U.S.
 Agencies and Corporations  $ 4,693     $ 14    $       $ 4,704
Other investments               493          -      -       493
     Total                  $ 5,186     $   14   $  3   $ 5,197
                            =======     ======   ====   =======




March 31, 1995
Held to Maturity
U. S. Treasury Securities   $ 5,923     $    -   $ 29   $ 5,894
Obligations of U.S.
  Agencies and Corporations   4,620          1     51     4,570
Obligations of states and
  political subdivisions        362          -      5       357
Other Investments                27          -      -        27
     Total                  $10,932     $    1   $ 85   $10,848
                            =======     ======   ====   =======
Available for Sale
Obligations of U.S.
  Agencies and Corporations   5,215         10     25     5,200

Other investments               477          -      -       477
     Total                  $ 5,692     $   10   $ 25   $ 5,677
                            =======     ======   ====   =======


An analysis of the market value of the investment portfolio by maturity periods or repricing frequency at March 31, 19965 follows (in thousands):

                                         Amortized     Market
                                            Cost        Value
Within one year                          $   7,583    $ 7,583
One to five years                            6,843      6,859
Five to ten years                              464        473
After ten years                              1,280      1,278
     Total                               $  16,170    $16,193
                                         =========    =======

     Maturities of mortgage backed securities are classified by contractual (stated) maturity dates. Expected maturities will differ from contractual maturities because borrowers have the right to call or prepay obligations.

     Investment securities with a carrying value of approximately
$8,128,000, $6,882,000, and $6,986,000 at March 31, 1996, December
31, 1995 and March 31, 1995, respectively, were pledged to secure public deposits as required by law.


Deposits

     A summary of the deposits as of March 31, 1996, December 31, and March 31, 1995 is as follows:

                    March 31   December 31    March 31
                      1996         1995         1995

                            (in thousands)

Demand Deposits     $ 9,783     $ 8,419       $ 6,756
NOW Accounts          5,764       5,405         4,998

Money Market
  Investment Accts.   7,367       6,842         5,023
Savings Deposits      6,945       7,148         7,267
Other Time Deposits  16,820      17,330        17,951
Certificates of Dep.
   of $100,000 or
   more               5,753       5,626         6,843
                    $52,432     $50,770       $48,838
                    =======     =======       =======

     Non-interest bearing demand deposits at March 31, 1996 increased $3,027,000 from March 31, 1995. As interest rates paid on money market investment accounts and certificates of deposits trended downward, depositors transferred funds to non-bank related institutions. Certificates of deposits of $100,000 or more to commercial entities decreased $1,162,000. During this period, public fund deposits in certificates of deposit of $100,000 or more increased $72,000.

     The Bank has insignificant foreign and no brokered deposits.
Short Term Borrowings

     The Bank had no short term borrowings in 1996 or 1995.
Allowance for Loan Losses and Non-Performing Loans and Other Real
Estate

     The allowance for loan losses was 1.48 percent of loans outstanding at March 31, 1996, compared with 1.46 percent at December 31, 1995 and 1.42 percent at March 31, 1995. The Bank did not make a provision to the reserve for loan losses during the first quarters of 1996 or 1995.

                                          1996          1995
Balance at January 1,                   $504,000      $502,000

Recoveries credited to the allowance       3,000         4,000

                                         507,000       506,000
Losses charged to the allowance            2,000         1,000
Balance at March 31                     $505,000      $505,000
                                        ========      ========

     Indicative of conditions in the local economy, the following schedule shows non-performing loans on non-accrual status and repossessed and foreclosed real estate. The loans on non-accrual status at March 31, 1996 and December 31, 1995 are to the same borrower.

                                March 31   December 31   March 31
                                  1996         1995        1995


Non-accrual loans               $72,000   $    84,000   $      -

Foreclosed real estate           64,000        65,000     30,000


     Management believes the Bank has adequate reserves to provide for possible future loan losses.

Other Income

     Other operating income aggregated to $79,000 for the first three months of 1996 compared with $106,000 in 1995. There was no trading account activity in 1996 or 1995.

                                             Quarter Ending

                                                March 31
                                               1996      1995

Service charges on deposit accounts        $ 49,000  $ 50,000
Other service charges and fees               20,000    17,000
Other operating income                       10,000    39,000
Net securities and gains                          -         -
Total                                      $ 79,000  $106,000
                                           ========  ========

Operating Expenses

     Other operating expenses totaled $565,000 for the first three months of 1996, compared with $566,000 for 1995, a $1,000 decrease.

      Personnel expenses totaled $265,000 for the period, compared with $247,000 in 1995. In 1996, expenses related to other real estate and repossessed property, net of rental income on these properties, totaled $1,000. Expenses represent taxes and main-tenance on these properties.

     A summary of other operating expenses is as follows:

                                       Three Months    1996
                                          Ending       Over
                                         March 31,   (Under)
                                       1996    1995    1995
                                             (In Thousands)

Salaries and benefits                 $  265  $ 247   $  18
Expenses related to other real
   estate and repossessed
   properties, net of rental
   income on these properties              1      6      (5)
Net occupancy expenses                   108    104       4
Equipment and computer expenses           49     50      (1)
Professional fees and services            38     35       3
FDIC and other insurance                  10     37     (27)
Other                                     94     87       7
                                      $  565  $ 566   $  (1)
                                      ======  =====   =====
Income Taxes

     Income taxes were accrued at the U. S. federal tax rate.  At
March 31, 1996, Bancshares has no net operating loss carryforwards available.

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

     At March 31, 1996 and 1995, the Bank's gross loans-to-deposits ratios were 65.3 percent and 72.6 percent, respectively. Loans decreased $1,224,000 from 1995 levels. Significant to the loan-to-deposit ratio computation, deposits increased $3,594,000 as of March 31, 1996 from 1995. The Bank has no brokered deposits.

     As a bank holding company, the ability of Bancshares to pay its obligations is wholly dependent upon the receipt of dividends and tax benefits from the Bank.

Capital Resources

     At March 31, 1996, stockholders' equity amounted to $5,767,000 compared with $5,295,000 at March 31, 1995 and $5,662,000 at
December 31, 1995.

     Bancshares has paid only one $2.70 and one 67.5 cents dividend on its $2.70 preferred stock and has not declared or paid dividends on its $.50 preferred stock since their issuance. As a result accumulated and unpaid dividends are as follows:

     $2.70 Preferred Stock, Dividends accumulated
     from January 13, 1990 through April 13, 1996      $2,545,000


     $.50 Preferred Stock, dividends accumulated
     from January 13, 1990 through April 13, 1996          72,000

                                                       $2,617,000

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







DATE:  May 14, 1996






















                             PART II



Item 6:  Exhibits and Reports on Form 8-K


          a.   Exhibit No. 11.   Computation of Earnings Per Common

               Share

          b.   Exhibit No. 27.   Financial Data Schedule

          c.   The Registrant has not filed any Reports on Form
               8-K during the first quarter of 1996.