Form 10-Q
period 1996-06-30
GUARANTY BANCSHARES HOLDING CORP
filed 1996-08-14
CIK 706731

SECURITIES AND EXCHANGE COMMISSION

                         Washington, D.C.   20549



                             F O R M   10 - Q

                Quarterly Report Under Section 13 or 15 (d)
                  of the Securities Exchange Act of 1934.




For Quarter Ended  JUNE 30, 1996  Commission File Number 0-10929


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

Yes   X     No      .

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, $5 par value, 206,124 shares outstanding as of June 30, 1996 Common Stock, no par value, 166,901 shares outstanding as of June 30, 1996




                             I N D E X




PART I   -  Financial Information

   Financial Statements

      Consolidated Statement of Condition
         June 30, 1996, and December 31, 1995             3

      Consolidated Statement of Income -
         Quarters Ended June 30, 1996, and 1995           4

      Consolidated Statement of Cash Flows -
         Quarters Ended June 30, 1996 and 1995            5

      Consolidated Statement of Changes in
         Stockholders' Equity                             6

      Notes to Consolidated Financial Statements          7


   Management's Discussion and Analysis of Financial
        Condition and Results of Operations               8


Signature                                                15


Exhibit Index                                            17





          GUARANTY BANCSHARES HOLDING CORPORATION AND SUBSIDIARY
               CONDENSED CONSOLIDATED STATEMENT OF CONDITION

                                                    June 30    December
                                                     1996      31, 1995
                                                        (in thousands)
                                                          (Unaudited)
ASSETS
   Cash and due from banks                          $ 1,880     $ 3,230
   Investment securities available for sale           5,155       5,197
   Investment securities held to maturity
     (Estimated market value $12,448,000 and         12,477      10,964
      $10,980,000, respectively)
   Federal funds sold                                 2,000       3,325
   Loans                                             38,653      34,547
   Less:  Allowance for loan losses                     509         505
      Net Loans                                      38,144      34,042

   Premises and equipment                             2,101       2,083
   Other real estate                                     64          65
   Other assets                                       1,436       1,339
      Total Assets                                  $63,257     $60,245
                                                    =======     =======
LIABILITIES AND STOCKHOLDERS' EQUITY
   Deposits                                         $53,634     $50,770
   Obligation under capital lease                     1,594       1,632
   Notes payable                                      1,582       1,681
   Other liabilities                                    627         500
             Total Liabilities                       57,437      54,583

Commitments and contingent liabilities (Note 2)           -           -

Stockholders' Equity
   $2.70 Cumulative Preferred stock; 145,001
      shares authorized, issued and outstanding       3,481       3,481
   $.50 Cumulative Preferred stock, 64,999 shares
      authorized, 21,900 issued and outstanding         107         107
   Class A Common stock; $5 par value; 210,000
      shares authorized and outstanding               1,050       1,050
   Class B Common stock; no par value; 210,000
     shares authorized, 170,877 issued and
     outstanding                                         17          17
   Capital surplus                                    2,039       2,039
   Accumulated deficit                                 (860)     (1,023)
   Treasury Stock                                       (16)        (16)
   Unrealized gain on securities
      available for sale                                  2           7
   Total Stockholders' Equity                         5,820       5,662

      Total Liabilities and Stockholders' Equity    $63,257      $60,245
                                                    =======      =======




          GUARANTY BANCSHARES HOLDING CORPORATION AND SUBSIDIARY
                CONDENSED CONSOLIDATED STATEMENT OF INCOME


                                                       THREE MONTHS ENDED
                                                             JUNE 30
                                                       1996          1995
                                                      (IN THOUSANDS, EXCEPT
                                                         PER SHARE DATA)
                                                           (UNAUDITED)

INTEREST INCOME
     Interest and fees on loans                       $ 885        $ 881
     Interest on federal funds sold                      48           26
     Interest on investment securities:
          Taxable income                                203          234
          Non-Taxable income                              9            5
               Total Interest Income                  1,145        1,146

INTEREST EXPENSE
     Interest on deposits                               414          409
     Interest on capital lease                           40           42
     Interest on note payable                            28           31
               Total Interest Expense                   482          482
               Net Interest Income                      663          664
     Provision (recovery) from reserve
        for loan losses                                   0            0

     Net Interest Income after Provision (recovery)
     from reserve for loan losses                       663          664
     Other operating income                              69           86
     Operating expenses                                 642          598
               Income before income tax expense          90          152

Income tax expense                                       32           55
     Net income                                          58           97

Dividends required for preferred stock                 (101)        (101)

     Net income (loss) available for common
     stockholders                                     $ (43)      $   (4)
                                                    =======      =======
Earnings (loss) per common share                      $(.12)       $(.01)

Weighted average common shares                      =======      =======
     outstanding                                    373,025      374,375
                                                    =======      =======




          GUARANTY BANCSHARES HOLDING CORPORATION AND SUBSIDIARY
                CONDENSED CONSOLIDATED STATEMENT OF INCOME


                                                        SIX MONTHS ENDED
                                                             JUNE 30
                                                       1996         1995
                                                      (IN THOUSANDS, EXCEPT
                                                         PER SHARE DATA)
                                                           (UNAUDITED)

INTEREST INCOME
     Interest and fees on loans                      $1,701       $1,722
     Interest on federal funds sold                     141           61
     Interest on investment securities:
          Taxable income                                410          480
          Non-Taxable income                             19           10
               Total Interest Income                  2,271        2,273

INTEREST EXPENSE
     Interest on deposits                               822          824
     Interest on capital lease                           81           85
     Interest on note payable                            56           62
               Total Interest Expense                   959          971
               Net Interest Income                    1,312        1,302
     Provision (recovery) from reserve
        for loan losses                                   0            0

     Net Interest Income after Provision (recovery)
     from reserve for loan losses                     1,312        1,302
     Other operating income                             148          192
     Operating expenses                               1,207        1,164
               Income before income tax expense         253          330

Income tax expense                                       90          118
     Net income                                         163          212

Dividends required for preferred stock                 (202)        (202)

     Net income (loss) available for common
     stockholders                                     $ (39)      $   10
                                                      =====        =====
Earnings (loss) per common share                      $(.10)       $ .03

Weighted average common shares                      =======      =======
     outstanding                                    373,025      374,375
                                                    =======      =======




                    GUARANTY BANCSHARES HOLDING CORPORATION
                          STATEMENT OF CASH FLOWS
               Increase (Decrease) in Cash and Cash Equivalents

                                                           SIX MONTHS ENDED
                                                               JUNE 30
                                                            1996      1995
                                                            (IN THOUSANDS)
                                                              (UNAUDITED)
Cash flows from operating activities:
Net income                                                $  163   $  212
Adjustments to reconcile net income to net cash
provided by operating activities:
    Amortization of premium (accretion of discount
    on investments), net                                     (98)    (121)
    Net(Gain) on sale of other real estate owned               -      (39)
    Gain on sale of fixed assets                               -       (7)
    Depreciation and amortization                            142      141
    (Increase) decrease in accrued interest receivable        (6)     (34)
    Increase in accrued interest payable                      63       30
    Increase (decrease) in accounts payable
    and other liabilities                                     65       41
Net cash provided by operating activities                    329      223

Cash flows from investing activities:
    (Increase)decrease in federal funds sold               1,325      390
    Proceeds from maturities of investment securities     13,856    8,109
    Purchase of investment securities                    (15,250)  (7,703)
    Net(increase)decrease in loans                        (4,102)    (897)
    Proceeds from sale of other real estate owned              -      119
    Proceeds from sale of premises and equipment               -        7
    Purchase of premises and equipment                      (160)    (157)
    Change in other assets                                   (75)     (74)
Net cash provided (used) by investing activities          (4,406)    (206)

Cash flows from financing activities:
    Net increase (decrease) in demand deposits
      NOW, savings, and certificates of deposit            2,864   (1,160)
    Increase (decrease) of notes payable                     (99)     (77)
    Repayments of capital lease obligation                   (38)     (48)
Net cash provided used in financing activities             2,727   (1,285)
Net increase (decrease) in cash and due from banks        (1,350)  (1,268)
Cash and due from banks, beginning of year                 3,230    3,436
Cash and due from banks, end of quarter                   $1,880   $2,168
                                                          ======   ======
Supplemental cash flow information:
  Interest paid                                           $ 898   $  941
                                                          ======   ======
  Income taxes paid                                       $ 139   $    2
                                                          ======   ======




       GUARANTY BANCSHARES HOLDING CORPORATION AND SUBSIDIARIES
      CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS
                                 EQUITY



                                        Unrealized
                                        Gain(Loss)
                                        on Securities
               Balance at               Available      Balance at
               Jan.1, 1996  Net Income  For Sale       June 30,1996
$2.70
Preferred
Stock          $   3,481          -            -          3,481

$.50
Preferred
Stock          $     107          -            -            107

Class A
Common
Stock          $   1,050          -            -          1,050

Class B
Common
Stock          $      17          -            -             17

Capital
Surplus        $   2,039          -            -          2,039

Accumulated
Deficit        $  (1,023)       163            -           (860)

Treasury
Stock          $     (16)         -            -            (16)

Unrealized
loss on
Securities
available
for sale       $       7          -           (5)             2




            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           (UNAUDITED)

     The information furnished reflects all adjustments which are, in the opinion of management, necessary for a fair statement of results for the six (6) months ended June 30, 1996 and 1995. All adjustments are considered to be of a recurring nature. Results for the interim period may not necessarily be indicative of results for the entire year.

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

     The company has acquired, through foreclosure, 3,976 shares of $2.70 preferred stock, 3,876 shares of Class A, $5.00 par value common stock and 3,976 shares of Class B, no par value common stock. The preferred shares were canceled and reverted to
authorized but unissued $.50 preferred stock.   The common shares
are held as treasury stock at a total value of $16,000. (See
Capital Resources)

NOTE 2:  Contingent Liabilities

     As of June 30, 1996, there were $815,600 of letters of credit outstanding which are not reflected in the consolidated financial statements. Management does not expect any loss as a result of these transactions.

     GUARANTY BANCSHARES HOLDING CORPORATION AND SUBSIDIARIES
   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                    AND RESULTS OF OPERATIONS
Summary

     For the six months ended June 30 1996, Bancshares earned $163,000, compared with earnings of $212,000 for the comparable period in 1995. The primary reasons for the decrease in earnings were lower non-interest operating income and increased operating expenses. The subsidiary bank did not make a provision for loan losses in either period.

     Changes in financial position at June 30, 1996, from December 31, 1995 were net increases in investment securities and loans. Deposits increased $2,864,000. Investments increased $1,742,000. Loans increased $4,104,000. Notes payable to the Federal Home Loan Bank of Dallas decreased $99,000 through amortization. These borrowings are used to match maturities and amortization on certain loans.

     New credit income is the most significant component of financial operations and is affected by interacting forces, including changes in investment market interest rates and changes in volume and mix of interest earning assets and interest bearing deposits. For the first six months of 1996, net interest income as a percent of net average earning assets of $56,105,000 was 4.68 percent, down from 4.83 percent for the six months of 1995. The decrease is attributable to a general decline in interest rates earned on loans.

Net Operating Results

     The following analysis should be read in conjunction with the accompanying financial statements.

     Net interest income increased a net of $10,000. Of this amount, interest on funds sold increased $80,000. Interest on loans declined $21,000, while interest earned on securities in-vestments declined $61,000. Total interest expenses declined $12,000.

     The decrease in loan income is attributable to a $687,000 increase in average loans outstanding, and 0.3 percent decrease in average yields to 9.5 percent. The decrease in investment income was the result of a $1,683,000 decrease in average securities investments and a 0.1 percent increase in average yields.

     Interest expense decreased $12,000 from 1995 levels. Average interest bearing deposits decreased $234,000, while average rates paid decreased 0.1 percent from 3.8 percent. The subsidiary bank has borrowed funds from the Federal Home Loan Bank of Dallas to fund commercial real estate loans which have comparable scheduled amortizations and maturities.

Investment Securities

     Investment securities increased from $16,399,000 as of June 30, 1995 to $17,632,000 at June 30, 1996. This is primarily attributable to net purchases of U.S. Treasury and U.S. Government agency securities and by scheduled amortization on mortgage backed securities. There were no securities sales during the first six months of 1996.

     An analysis of investment securities follows (in thousands).

                           Amortized     Unrealized       Market
                             Cost       Gain     Loss     Value
June 30, 1996
Held to Maturity
U. S.  Treasury Securities  $ 1,251     $  -    $   2   $ 1,249
Obligations of U.S.
  Agencies and Corporations  10,545        4       33    10,516
Obligations of states and
  political subdivisions        666        5       35       668
Other Investments                15        -        -        15
    Total                   $12,477     $  9    $  38   $12,448
                            =======     ====    =====   =======
Available for Sale
Obligations of U.S.
  Agencies and Corporations $ 4,649     $ 11     $  8   $ 4,652
Other investments               503        -        -       503
     Total                  $ 5,152     $ 11     $  8   $ 5,155
                            =======     ====     ====   =======

December 31, 1995
Held to Maturity
U. S. Treasury Securities   $ 1,997     $   2    $  -   $ 1,999
Obligations of U.S.
  Agencies and Corporations   8,255         8      11     8,252
Obligations of states and
  political subdivisions        692        17       -       709
Other Investments                20         -       -        20
     Total                  $10,964     $  27    $ 11   $10,980
                            =======     =====    ====   =======
Available for Sale
Obligations of U.S.
  Agencies and Corporations $ 4,693     $   14   $      $ 4,704
Other investments               472          -      -       493
     Total                  $ 5,186     $   14   $  3   $ 5,197
                            =======     ======   ====   =======


June 30, 1995
Held to Maturity
U. S. Treasury Securities   $ 4,949     $    1   $  5  $  4,945
Obligations of U.S.
  Agencies and Corporations   5,837          9     43     5,803
Obligations of states and
  political subdivisions        362          6      -       368
Other Investments                24          -      -        24
     Total                  $11,172     $   16   $ 48   $11,140
                            =======     ======   ====   =======
Available for Sale
Obligations of U.S.
  Agencies and Corporations $ 4,749     $   10   $ 14   $ 4,745
Other investments               482          -      -       482
     Total                  $ 5,231     $   10   $ 14   $ 5,227
                            =======     ======   ====   =======

An analysis of the market value of the investment portfolio by maturity periods at June 30, 1996 follows (in thousands):

                                         Amortized     Market
                                            Cost        Value
Within one year                          $ 11,083     $11,073
One to five years                           4,826       4,815
Five to ten years                             461         462
After ten years                             1,259       1,253
     Total                               $ 17,629    $ 17,603
                                         =========    =======

     Maturities of mortgage backed securities are classified by contractual (stated) maturity dates. Expected maturities will differ from contractual maturities because borrowers have the right to call or prepay obligations.

     Investment securities with a carrying value of approximately
$8,106,000, $6,882,000, and $7,179,000 at June 30, 1996, December
31, 1995 and June 30, 1995, respectively, were pledged to secure public deposits as required by law.

Deposits

     A summary of the deposits as of June 30, 1996, December 31, and June 30, 1995 is as follows:

                     June 30   December 31    June 30
                      1996        1995          1995
                            (in thousands)

Demand Deposits     $ 9,023     $ 8,419       $ 7,779
NOW Accounts          5,361       5,405         4,687
Money Market
  Investment Accts.   6,342       6,842         4,839
Savings Deposits      6,596       7,148         7,083
Other Time Deposits  19,413      17,330        19,193
Certificates of Dep.
   of $100,000 or
   more               6,899       5,626         6,757
                    $53,634     $50,770       $50,338
                    =======     =======       =======

     Non-interest bearing demand deposits at June 30, 1996 increased $1,244,000 from June 30, 1995. As interest rates paid on money market investment accounts remained low, depositors transferred funds to higher yielding certificates of deposits which had become more competitive with non-bank related institutions. Certificates of deposits of $100,000 or more to commercial entities increased $137,000 while public fund certifiates of deposit of $100,000 or more increased only $5,000.

     The Bank has insignificant foreign and no brokered deposits.

Short Term Borrowings

     The Bank had no significant short term borrowings in 1996 or 1995.

Allowance for Loan Losses and Non-Performing Loans and Other Real
Estate

     The allowance for loan losses was 1.32 percent of loans outstanding at June 30, 1995, compared with 1.46 percent at December 31, 1995 and 1.42 percent at June 30, 1995. The Bank did not make a provision to the reserve for loan losses during the first six months of 1996 or 1995.

                                          1996          1995
Balance at January 1,                   $505,000      $502,000
(Recovery) Provision for loan losses           -             -
Recoveries credited to the allowance       6,000        17,000
                                         511,000       519,000
Losses charged to the allowance            2,000        13,000
Balance at June 30                      $509,000      $506,000
                                        ========      ========
     Indicative of improving conditions in the local economy, the following schedule shows non-performing loans on non-accrual status and repossessed and foreclosed real estate.

                                June  30   December 31   June  30
                                  1996         1995        1995

Non-accrual loans               $82,000   $    84,000   $ 95,000
Foreclosed real estate           64,000        65,000     64,000


     Management believes the Bank has adequate reserves to provide for possible future loan losses.

Other Income

     Other operating income aggregated to $148,000 for the first six months of 1996 compared with $192,000 in 1995. There was no trading account activity in 1996 or 1995.

                                             Six Months Ending
                                                 June 30
                                               1996      1995

Service charges on deposit accounts        $ 95,000  $101,000
Other service charges and fees               35,000    29,000
Other operating income                       18,000    62,000
Total                                      $148,000  $192,000
                                           ========  ========

1995 other operating income included a $39,000 gain on sale of repossessed real estate.

Operating Expenses

     Other operating expenses totaled $1,207,000 for the first six months of 1996, compared with $1,164,000 for 1995, a $43,000 increase, primarily due to accounting and legal fees relating to an unsuccessful stock exchange offer.

     Personnel expenses totaled $534,000 for the period, compared with $512,000 in 1995. In 1996, expenses related to other real estate and repossessed property totaled to $2,000, in 1995, these expenses, net of rental income on these properties, totaled $7,000. These expenses represent related taxes, maintenance and insurance. FDIC and other insurance expenses decreased $53,000 primarily as a result of reduced FDIC deposit insurance assessments.

     A summary of other operating expenses is as follows:

                                        Six Months    1996
                                          Ending      Over
                                         June 30,    (Under)
                                       1996    1995    1995
                                             (In Thousands)

Salaries and benefits                 $  534  $  512   $  22
Expenses related to other real
   estate and repossessed
   properties, net of rental
   income on these properties              2       7      (5)
Net occupancy expenses                   209     214      (5)
Equipment and computer expenses           94     105     (11)
Professional fees and services           149      60      89
FDIC and other insurance                  19      72     (53)
Other                                    200     194       6
                                      $1,207  $1,164  $   43
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

     At June 30, 1996 and 1995, the Bank's gross loans-to-deposits ratios were 72.1 percent and 70.9 percent, respectively. Loans increased $2,955,000 from 1995 levels. Significant to the loan-to-deposit ratio computation, deposits increased $3,296,000 as of June 30, 1996 from 1995. The Bank has no brokered deposits.

     As a bank holding company, the ability of Bancshares to pay its obligations is wholly dependent upon the receipt of dividends and tax benefits from the Bank.

Capital Resources

     At June 30, 1996, stockholders' equity amounted to $5,820,000 compared with $5,399,000 at June 30, 1995 and $5,662,000 at
December 31, 1995.
     Bancshares has paid only one $2.70 and one 67.5 cents dividend on its $2.70 preferred stock and has not declared or paid dividends on its $.50 preferred stock since their issuance. As a result accumulated and unpaid dividends are as follows:

     $2.70 Preferred Stock, Dividends accumulated
     from January 13, 1990 through July 13, 1996     $2,643,000

     $.50 Preferred Stock, dividends accumulated
     from January 13, 1990 through July 13, 1996         75,000
                                                     $2,718,000
                                                     ==========




ITEM 4


     The annual meeting was originally scheduled for June 17, 1996 and a notice of that meeting, a proxy statement dated May 23, 1996, and a proxy were mailed to each of Bancshares' shareholders on May
24, 1996. However, the annual meeting originally scheduled for June 17, 1996 was postponed by means of a "Notice of Postponement of Annual Meeting of Shareholders Originally Scheduled for June 17, 1996", which Notice was mailed to the Shareholders of Bancshares on June
13, 1996.

     The annual shareholder meeting originally scheduled for June 17, 1996 was postponed because Cari Investment Company (CIC), a shareholder of Bancshares, issued a letter and proxy statement to the shareholders of Bancshares. CIC's letter and proxy statement urged the shareholders of Bancshares to vote for certain nominees that CIC recommended in lieu of nominees recommended to the shareholders by Bancshares. CIC's proxy statement also urged the shareholders of Bancshares to reject the Plan of Recapitalization that Bancshares' Board of Directors had asked the shareholders to approve. The Board of Directors of Bancshares therefore determined that it was in the best interests of Bancshares and its shareholders to postpone the annual meeting of shareholders in order to give the shareholders time to review the proxy materials and other communications of both Bancshares and CIC. The Board believed that this lengthened review period would facilitate informed shareholder decisions regarding the respective positions of Bancshares and CIC as set forth in such proxy materials and communications.

     After these events occurred, Bancshares and CIC engaged each other in certain legal actions in which each party asserted its respective position regarding the election of directors of Bancshares and the Plan of Recapitalization proposed by the management of Bancshares, as follows: On June 7, 1996 Bancshares filed a Complaint of Injunctive Relief against CIC in the United States District Court for the Eastern District of Louisiana seeking to prevent CIC from issuing CIC's proxy statement which Bancshares believed contained false or misleading information. The court denied Bancshares' request for a temporary restraining order granting such relief. On June 17, 1996 CIC filed a Petition for Injunctive Relief against Bancshares in the 16th Judicial District Court for the Parish of St. Mary, State of Louisiana, seeking to prevent Bancshares from postponing the annual meeting of shareholders scheduled for that day. The court denied CIC's request for a temporary restraining order granting the relief that CIC requested. On June 20, 1996 CIC filed a Supplemental and Amending Petition for Extraordinary and Injunctive Relief to add a claim for Quo Warranto relief to its previously filed Petition.
The court denied the relief sought by CIC after a trial on the merits. On July 3, 1996 CIC filed a petition for Writ of Quo Warranto Relief against directors Randolph Cullom, Conley J. Dutreix, and Lee A. Ringeman. On July 17, 1996 the court denied the relief sought by CIC after a trial on the merits.

     Subsequent to these legal actions, Bancshares and its Board of Directors and CIC determined that it was in the best interests of Bancshares and its shareholders to resolve their disputes regarding the operation and management of Bancshares. Accordingly, the Board of Directors of Bancshares approve an agreement between Bancshares and CIC that represents a compromise between their respective positions. The annual shareholders meeting has been tentatively rescheduled for Septemer 16, 1996.





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







DATE: August 13, 1996






                                   SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.








                                      ____________________
                                      Lee A. Ringeman
                                      Executive Vice President
                                      Chief Financial Officer







DATE: August 13, 1996





                            PART II



Item 6:  Exhibits and Reports on Form 8-K


          a.   Exhibit No. 11.   Computation of Earnings Per
               Common Share

          b.   The Registrant has not filed any Reports on Form
               8-K during the first quarter of 1996.