Form 10-Q
period 1996-09-30
GUARANTY BANCSHARES HOLDING CORP
filed 1996-11-12
CIK 706731

SECURITIES AND EXCHANGE COMMISSION

                         Washington, D.C.   20549



                             F O R M   10 - Q

                Quarterly Report Under Section 13 or 15 (d)
                  of the Securities Exchange Act of 1934.




For Quarter Ended  SEPTEMBER 30, 1996  Commission File Number 0-10929


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

Common Stock, $5 par value, 206,124 shares outstanding as of September 30, 1996.
Common Stock, no par value, 166,901 shares outstanding as of September 30, 1996.



                             I N D E X




PART I   -  Financial Information

   Financial Statements

      Consolidated Statement of Condition
         September 30, 1996, and December 31, 1995             3

      Consolidated Statement of Income -
         Quarters Ended September 30, 1996, and 1995           4

      Consolidated Statement of Cash Flows -
         Quarters Ended September 30, 1996 and 1995            5

      Consolidated Statement of Changes in
         Stockholders' Equity                                  6

      Notes to Consolidated Financial Statements               7


   Management's Discussion and Analysis of Financial
        Condition and Results of Operations                    8


Signature                                                     15


Exhibit Index                                                 17





          GUARANTY BANCSHARES HOLDING CORPORATION AND SUBSIDIARY
               CONDENSED CONSOLIDATED STATEMENT OF CONDITION

                                                  September    December
                                                  30, 1996     31, 1995
                                                        (in thousands)
                                                          (Unaudited)
ASSETS
   Cash and due from banks                          $ 2,443     $ 3,230
   Investment securities available for sale           5,140       5,197
   Investment securities held to maturity
     (Estimated market value $14,920,000 and         14,916      10,964
      $10,980,000, respectively)
   Federal funds sold                                 2,700       3,325
   Loans                                             37,272      34,547
   Less:  Allowance for loan losses                     510         505
      Net Loans                                      36,762      34,042

   Premises and equipment                             2,032       2,083
   Other real estate                                      0          65
   Other assets                                       1,454       1,339
      Total Assets                                  $65,447     $60,245
                                                    =======     =======
LIABILITIES AND STOCKHOLDERS' EQUITY
   Deposits                                         $55,770     $50,770
   Obligation under capital lease                     1,570       1,632
   Notes payable                                      1,532       1,681
   Other liabilities                                    710         500
             Total Liabilities                       59,582      54,583

Commitments and contingent liabilities (Note 2)           -           -

Stockholders' Equity
   $2.70 Cumulative Preferred stock; 145,001
      shares authorized, issued and outstanding       3,481       3,481
   $.50 Cumulative Preferred stock, 64,999 shares
      authorized, 21,900 issued and outstanding         107         107
   Class A Common stock; $5 par value; 210,000
      shares authorized and outstanding               1,050       1,050
   Class B Common stock; no par value; 210,000
     shares authorized, 170,877 issued and
     outstanding                                         17          17
   Capital surplus                                    2,039       2,039
   Accumulated deficit                                 (816)     (1,023)
   Treasury Stock                                       (16)        (16)
   Unrealized gain on securities
      available for sale                                  3           7
   Total Stockholders' Equity                         5,865       5,662

      Total Liabilities and Stockholders' Equity    $65,447      $60,245
                                                    =======      =======




          GUARANTY BANCSHARES HOLDING CORPORATION AND SUBSIDIARY
                CONDENSED CONSOLIDATED STATEMENT OF INCOME


                                                       THREE MONTHS ENDED
                                                          SEPTEMBER 30
                                                       1996          1995
                                                      (IN THOUSANDS, EXCEPT
                                                         PER SHARE DATA)
                                                           (UNAUDITED)

INTEREST INCOME
     Interest and fees on loans                       $ 877        $ 866
     Interest on federal funds sold                      82           48
     Interest on investment securities:
          Taxable income                                204          233
          Non-Taxable income                              9            5
               Total Interest Income                  1,172        1,152

INTEREST EXPENSE
     Interest on deposits                               455          437
     Interest on capital lease                           39           42
     Interest on note payable                            27           30
               Total Interest Expense                   521          509
               Net Interest Income                      651          643
     Provision (recovery) from reserve
        for loan losses                                   0         (100)

     Net Interest Income after Provision (recovery)
     from reserve for loan losses                       651          743
     Other operating income                              68           79
     Operating expenses                                 630          569
               Income before income tax expense          89          253

Income tax expense                                       45           88
     Net income                                          44          165

Dividends required for preferred stock                 (100)        (101)

     Net income (loss) available for common
     stockholders                                     $ (56)      $   64
                                                    =======      =======
Earnings (loss) per common share                      $(.15)       $ .17

Weighted average common shares                      =======      =======
     outstanding                                    373,025      373,025
                                                    =======      =======




          GUARANTY BANCSHARES HOLDING CORPORATION AND SUBSIDIARY
                CONDENSED CONSOLIDATED STATEMENT OF INCOME


                                                       NINE MONTHS ENDED
                                                          SEPTEMBER 30
                                                       1996         1995
                                                      (IN THOUSANDS, EXCEPT
                                                         PER SHARE DATA)
                                                           (UNAUDITED)

INTEREST INCOME
     Interest and fees on loans                      $2,578       $2,588
     Interest on federal funds sold                     223          109
     Interest on investment securities:
          Taxable income                                614          713
          Non-Taxable income                             28           15
               Total Interest Income                  3,443        3,425

INTEREST EXPENSE
     Interest on deposits                             1,277        1,261
     Interest on capital lease                          120          127
     Interest on note payable                            83           92
               Total Interest Expense                 1,480        1,480
               Net Interest Income                    1,963        1,945
     Provision (recovery) from reserve
        for loan losses                                   0         (100)

     Net Interest Income after Provision (recovery)
     from reserve for loan losses                     1,963        2,045
     Other operating income                             216          271
     Operating expenses                               1,837        1,733
               Income before income tax expense         342          583

Income tax expense                                      135          206
     Net income                                         207          377

Dividends required for preferred stock                 (302)        (302)

     Net income (loss) available for common
     stockholders                                     $ (95)      $   75
                                                      =====        =====
Earnings (loss) per common share                      $(.25)       $ .20

Weighted average common shares                      =======      =======
     outstanding                                    373,025      373,925
                                                    =======      =======




                    GUARANTY BANCSHARES HOLDING CORPORATION
                          STATEMENT OF CASH FLOWS
               Increase (Decrease) in Cash and Cash Equivalents

                                                          NINE MONTHS ENDED
                                                            SEPTEMBER 30
                                                            1996      1995
                                                            (IN THOUSANDS)
                                                              (UNAUDITED)
Cash flows from operating activities:
Net income                                                $  207   $  288
Adjustments to reconcile net income to net cash
provided by operating activities:
    Amortization of premium (accretion of discount
    on investments), net                                    (148)    (184)
    Recovery from Reserve for Loan Losses                      -     (100)
    Net loss (gain) on sale of other real estate owned        14      (39)
    Gain on sale of fixed assets                               -       (9)
    Depreciation and amortization                            214      215
    (Increase) decrease in accrued interest receivable       (36)     (59)
    Increase in accrued interest payable                      51       11
    Increase (decrease) in accounts payable
    and other liabilities                                    160       99
Net cash provided by operating activities                    462      222

Cash flows from investing activities:
    (Increase)decrease in federal funds sold                 625      240
    Proceeds from maturities of investment securities     20,408   13,182
    Purchase of investment securities                    (24,161) (12,673)
    Net(increase)decrease in loans                        (2,720)    (542)
    Proceeds from sale of other real estate owned             51      167
    Proceeds from sale of premises and equipment               -       32
    Purchase of premises and equipment                      (163)    (178)
    Change in other assets                                   (78)     128
Net cash provided (used) by investing activities          (6,038)     356

Cash flows from financing activities:
    Net increase (decrease) in demand deposits
      NOW, savings, and certificates of deposit            5,000   (1,332)
    Increase (decrease) of notes payable                    (149)    (124)
    Repayments of capital lease obligation                   (62)     (69)
Net cash provided used in financing activities             4,789   (1,525)
Net increase (decrease) in cash and due from banks          (787)    (947)
Cash and due from banks, beginning of year                 3,230    3,436
Cash and due from banks, end of quarter                   $2,443   $2,489
                                                          ======   ======
Supplemental cash flow information:
  Interest paid                                           $1,432   $1,472
                                                          ======   ======
  Income taxes paid                                       $ 163   $    2
                                                          ======   ======




       GUARANTY BANCSHARES HOLDING CORPORATION AND SUBSIDIARIES
      CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS
                                 EQUITY



                                        Unrealized
                                        Gain(Loss)
                                        on Securities
               Balance at               Available      Balance at
               Jan.1, 1996  Net Income  For Sale       Sept. 30,1996
$2.70
Preferred
Stock          $   3,481          -            -          3,481

$.50
Preferred
Stock          $     107          -            -            107

Class A
Common
Stock          $   1,050          -            -          1,050

Class B
Common
Stock          $      17          -            -             17

Capital
Surplus        $   2,039          -            -          2,039

Accumulated
Deficit        $  (1,023)       207            -           (816)

Treasury
Stock          $     (16)         -            -            (16)

Unrealized
loss on
securities
available
for sale       $       7          -           (4)             3




            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           (UNAUDITED)

     The information furnished reflects all adjustments which are, in the opinion of management, necessary for a fair statement of results for the nine (9) months ended September 30, 1996 and 1995. All adjustments are considered to be of a recurring nature. Results for the interim period may not necessarily be indicative of results for the entire year.

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

NOTE 2:  Contingent Liabilities

     As of September 30, 1996, there were $815,600 of letters of credit outstanding which are not reflected in the consolidated financial statements. Management does not expect any loss as a result of these transactions.


     GUARANTY BANCSHARES HOLDING CORPORATION AND SUBSIDIARIES
   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                    AND RESULTS OF OPERATIONS

Summary

     For the nine months ended September 30 1996, Bancshares earned $207,000, compared with earnings of $377,000 for the comparable period in 1995. The primary reasons for the decrease in earnings was a $55,000 decrease in non-interest income, no recovery from the Reserve for Loan Losses and a $104,000 increase in operating expenses.

     Changes in financial position at September 30, 1996, from December 31, 1995 were as follows:

                                            NET              NET
                                         INCREASES        DECREASES

Investments                             $3,895,000       $     -
Federal Funds sold                            -             625,000
Gross Loans                              2,725,000             -
Deposits                                 5,000,000             -
Notes Payable                                 -             149,000
Total Assets                             5,202,000             -


     New credit income is the most significant component of financial operations and is affected by interacting forces, including changes in investment market interest rates and changes in volume and mix of interest earning assets and interest bearing deposits. For the first nine months of 1996, net interest income as a percent of net average earning assets of $56,467,000 was 4.63 percent, down from 4.83 percent in 1995. The decrease is attributable primarily to a net lower yields on loans.

Net Operating Results

     The following analysis should be read in conjunction with the accompanying financial statements.

     Interest income increased a net of only $18,000. Of this amount, interest on federal funds sold increased $114,000. Interest on investments decreased $86,000. Interest on deposits increased
$16,000 while interest on the capital lease decreased $7,000.
Interest on the notes payable decreased $9,000.

     The change in loan income is attributable to an increase in average loan volume and a decrease in loan yields. Average yields on loans were 9.4 percent in 1996 and 9.9 percent in 1995. Average loans outstanding increased from $35,263,000 in 1995 to $36,485,000. The increase in income from federal funds sold is the net result of a $3,099,000 increase in average funds invested and a
0.5 percent decrease in average yields. Average securities invest-ments decreased $1,508,000 while average yields decreased 0.2 percent from 1995 levels.

     Interest expense did not change from 1995 levels. Average interest bearing deposits increased $736,000, while average rates paid remained at 3.9 percent for 1995 and 1996.

     Interest in the capital lease decreased $7,000 and interest on borrowed funds decreased $9,000. The subsidiary bank has borrowed funds from the Federal Home Loan Bank of Dallas to fund commercial real estate loans which have comparable scheduled amortizations and maturities.

Investment Securities

     Investment securities increased from $16,359,000 as of September 30, 1995 to $20,056,000 at September 30, 1996. This is primarily attributable to net purchases of U.S. Treasury and U.S. Government agency securities and by scheduled amortization on mortgage backed securities. There were no securities sales during the first nine months of 1996.


                           Amortized     Unrealized       Market
                             Cost       Gain     Loss     Value
September 30, 1996
Held to Maturity
U. S.  Treasury Securities  $   251    $   -    $   -    $   251
Obligations of U.S.
  Agencies and Corporations  13,987        5       10     13,982
Obligations of states and
  political subdivisions        666       10        1        675
Other Investments                12        -        -         12
    Total                   $14,916    $  15    $  11    $14,920
                            =======     ====    =====    =======
Available for Sale
Obligations of U.S.
  Agencies and Corporations $ 4,627     $ 11     $  6   $ 4,632
Other investments               508        -        -       508
     Total                  $ 5,135     $ 11     $  6   $ 5,140
                            =======     ====     ====   =======

December 31, 1995
Held to Maturity
U. S. Treasury Securities   $ 1,997     $   2    $  -   $ 1,999
Obligations of U.S.
  Agencies and Corporations   8,255         8      11     8,252
Obligations of states and
  political subdivisions        692        17       -       709
Other Investments                20         -       -        20
     Total                  $10,964     $  27    $ 11   $10,980
                            =======     =====    ====   =======
Available for Sale
Obligations of U.S.
  Agencies and Corporations $ 4,693     $  14    $  3   $ 4,704
Other investments               493         -       -       493
     Total                  $ 5,186     $  14    $  3   $ 5,197
                            =======     ======   ====   =======


September 30, 1995
Held to Maturity
U. S. Treasury Securities   $ 4,973     $   7    $  -  $  4,980
Obligations of U.S.
  Agencies and Corporations   5,789         7      34     5,762
Obligations of states and
  political subdivisions        362         9       -       371
Other Investments                22         -       -        22
     Total                  $11,146     $  23    $ 34   $11,135
                            =======     ======   ====   =======
Available for Sale
Obligations of U.S.
  Agencies and Corporations $ 4,715     $  11    $  -   $ 4,726
Other investments               487         -       -       487
     Total                  $ 5,202     $  11    $  -   $ 5,213
                            =======     ======   ====   =======

A comparison of the amortized cost and market values of the investment portfolio by maturity periods at September 30, 1996 follows (in thousands):

                                         Amortized     Market
                                            Cost        Value
Within one year                          $ 14,053     $ 14,051
One to five years                           4,363        4,372
Five to ten years                             406          413
After ten years                             1,229        1,224
     Total                               $ 20,051     $ 20,060
                                         =========     =======

     Maturities of mortgage backed securities are classified by contractual (stated) maturity dates. Expected maturities will differ from contractual maturities because borrowers have the right to call or prepay obligations.

     Investment securities with a carrying value of approximately
$9,086,000, $6,882,000, and $6,978,000 at September 30, 1996,
December 31, 1995 and September 30, 1995, respectively, were pledged to secure public deposits as required by law.

Deposits

     A summary of the deposits as of September 30, 1996, December 31, and September 30, 1995 is as follows:

                    Sept. 30     Dec. 31      Sept. 30
                      1996        1995          1995
                            (in thousands)

Demand Deposits     $ 8,771     $ 8,419       $ 8,614
NOW Accounts          6,415       5,405         4,775
Money Market
  Investment Accts.   8,131       6,842         5,556
Savings Deposits      6,821       7,148         6,874
Other Time Deposits  19,148      17,330        18,247
Certificates of Dep.
   of $100,000 or
   more               6,484       5,626         6,100
                    $55,770     $50,770       $50,166
                    =======     =======       =======

     Non-interest bearing demand deposits at September 30, 1996 increased $157,000 from September 30, 1995. As interest rates paid on savings accounts and money market investment accounts remained relatively low, depositors transferred funds to higher yielding certificates of deposits which had become more competitive with non-bank related institutions. Certificates of deposits of $100,000 or more to commercial entities increased $905,000. During this period, public fund deposits in certificates of deposit of $100,000 or more decreased $521,000 as these municipalities used accumulated funds on capital projects and transferred funds to more readily available money market accounts.

     The Bank has insignificant foreign and no brokered deposits.

Short Term Borrowings

     The Bank had no significant short term borrowings in 1996 and none in 1995.

Allowance for Loan Losses and Non-Performing Loans and Other Real
Estate

     The allowance for loan losses was 1.37 percent of loans outstanding at September 30, 1996, compared with 1.46 percent at December 31, 1995 and 1.41 percent at September 30, 1995. The Bank recorded recoveries from the Reserve for Loan Losses of $100,000 during 1995.

                                          1996          1995
Balance at January 1,                   $505,000     $ 502,000
(Recovery) Provision for loan losses        -         (100,000)
Recoveries credited to the allowance       7,000       109,000
                                         512,000       511,000
Losses charged to the allowance            2,000        14,000
Balance at June 30                      $510,000      $497,000
                                        ========      ========

     The following schedule shows non-performing loans on non-accrual status and repossessed and foreclosed real estate.

                               Sept.  30     Dec. 31      Sept. 30
                                  1996         1995         1995

Non-accrual loans              $ 230,000    $ 84,000     $    -0-
Foreclosed real estate               -0-      65,000       64,000
Foreclosed Property                  -0-         -0-        3,000

     Management believes the Bank has adequate reserves to provide for possible future loan losses.

Other Income

     Other operating income aggregated to $216,000 for the first nine months of 1996 compared with $271,000 in 1995. There was no trading account activity in 1996 or 1995.

                                            Nine Months Ending
                                               September 30
                                              1996      1995

Service charges on deposit accounts        $139,000  $154,000
Other service charges and fees               48,000    42,000
Other operating income                       29,000    75,000
Total                                      $216,000  $271,000
                                           ========  ========


     1995 other operating income included a $39,000 gain on sale of repossessed real estate.

Operating Expenses

     Other operating expenses totaled $1,837,000 for the first nine months of 1996, compared with $1,733,000 for 1995, a $104,000 increase.

     Personnel expenses totaled $799,000 for the period, compared with $780,000 in 1995. In 1996, expenses related to other real estate and repossessed property, net of rental income on these properties, totaled to $16,000. These expenses, represented taxes, maintenance and insurance. FDIC and other insurance expenses were favorably affected by a reduction of FDIC assessments.

     A summary of other operating expenses is as follows:

                                       Nine Months    1996
                                          Ending      Over
                                        Sept. 30,    (Under)
                                       1996    1995   1995
                                             (In Thousands)

Salaries and benefits                 $  799  $  780   $  19
Expenses related to other real
   estate and repossessed
   properties, net of rental
   income on these properties             16       8       8
Net occupancy expenses                   312     322     (10)
Equipment and computer expenses          142     157     (15)
Professional fees and services           231      91     140
FDIC and other insurance                  28      77     (49)
Other                                    309     298      11
                                      $1,837  $1,733  $  104
                                      ======   =====   =====

     Professional fees and services increases in 1996 are attributable to an abandoned stock exchange offer and related legal expenses.

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

     At September 30, 1996 and 1995, the Bank's gross loans-to-deposits ratios were 66.8 percent and 70.4 percent, respectively. Loans increased $1,960,000 from 1995 levels. Significant to the loan-to-deposit ratio computation, deposits increased $5,603,000 as of September 30, 1996 from 1995. The Bank has no brokered deposits.


Capital Resources

     At September 30, 1996, stockholders' equity amounted to $5,865,000 compared with $5,562,000 at September 30, 1995 and
$5,662,000 at December 31, 1995.

     Bancshares has paid only one $2.70 and one 67.5 cents dividend on its $2.70 preferred stock and has not declared or paid dividends on its $.50 preferred stock since their issuance. As a result accumulated and unpaid dividends are as follows:

     $2.70 Preferred Stock, Dividends accumulated
     from January 13, 1990 through September 30, 1996     $2,728,000

     $.50 Preferred Stock, dividends accumulated
     from January 13, 1990 through September 30, 1996         77,000
                                                          $2,805,000
                                                          ==========






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







DATE: October 27, 1996






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







DATE: October 27, 1996





                            PART II



Item 6:  Exhibits and Reports on Form 8-K


          a.   Exhibit No. 11.   Computation of Earnings Per
               Common Share

          b.   The Registrant has not filed any Reports on Form
               8-K during the third quarter of 1996.