Form 10-K
period 1996-12-31
GUARANTY BANCSHARES HOLDING CORP
filed 1997-03-31
CIK 706731

SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549

                               FORM 10-K

 X Annual Report Pursuant To Section 13 or 15 (d) of the Securities Exchange Act of 1934(Fee Required)
                           ----------------

              For the fiscal year ended December 31, 1996
                    Commission file number: 0-10929
                                  or
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

Class A Common Stock, $5 Par Value, 210,000 shares outstanding as of March 10, 1997
Class B Common Stock, No Par Value, 170,877 shares outstanding as of March 10, 1997

                  Documents Incorporated by Reference

Annual Report to Shareholders for the
  Year Ended December 31, 1996                Parts I, II and IV



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

   The Bank has no material concentration of deposits from any single customer or group of customers except that approximately 6.5 percent of the Bank's total deposits at December 31, 1996 were those of public bodies, including parish and municipal districts. Deposits of public bodies in excess of amounts insured by the Federal Deposit Insurance Corporation (the F.D.I.C.) are secured by pledges of certain of the Bank's securities against the deposit amounts. Management of the Bank has no reason to believe that the loss of several of these public deposit accounts would have a materially adverse effect upon the operations of the Bank or the soundness of its deposit base although there has been a recent trend for these bodies to invest excess funds directly in the securities market rather than in interest bearing bank deposits with the Bank and competing local financial institutions. No significant portion of its loans is concentrated within a single industry or group of related industries, except that approximately 20.2 percent of the loans are in the oil field services and maritime support and transportation industries and 25.8 percent are in real estate related activities. There are no material seasonal factors that would have any adverse effect on the Bank. The Bank does not rely on foreign sources of funds or income.

   The Bank's general market area is in East St. Mary Parish, Louisiana, which has a population of approximately 35,000.

   Economic activity in the area is diversified, with emphasis on manufacturing, oil and gas, agriculture and maritime support and distribution services. Commercial banking in the marketing area served by the Bank is highly competitive. The Bank competes with five banks and three savings and loan institutions located in East St. Mary Parish.

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

Employees

   Bancshares has no employees (active officers of Bancshares are employed by the Bank). As of March 10, 1997 the Bank had 31 full-time employees and 1 part-time employee. There are no unions or bargaining units which represent the employees. The Bank considers its relationship with its employees to be excellent. Employee benefit programs provided by the Bank include group life and health insurance, paid vacations and sick leave.


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

   The Bank is subject to regulation and supervision, of which regular bank examinations are a part, by the Louisiana Office of Financial Institutions. The Bank is a member of the FDIC which currently insures the deposits of each member bank to a maximum of $100,000 per depositor. For this protection, each bank pays a statutory assessment and is subject to the rules and regulations of the FDIC. The Bank is not a member of the Federal Reserve System. However, upon consummation of the Merger, Bancshares became a "affiliate" of the Bank within the meaning of the Federal Reserve Act and the Federal Deposit Insurance Act which impose restrictions on loans by the Bank to Bancshares, investments by the Bank in the stock or securities of Bancshares, and on the use of such stock or securities as collateral security for loans by the Bank to any borrower. Bancshares is also subject to certain restrictions with respect to engaging in the business of issuing, flotation, underwriting, public sale and distribution of securities.

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


Regulatory Matters

   At periodic intervals, both Louisiana Department of Financial Institutions examiners and the FDIC routinely examine Bank's financial statements as part of their legally prescribed oversight of the Banking industry. Based on these examinations, the regulators can direct that the Bank's financial statements be adjusted in accordance with their findings. The regulators have not proposed adjustments to the Bank's financial statements in prior years. However, in view of the increasingly uncertain regulatory environment in which the Bank now operates, the extent, if any, to which a forthcoming regulatory examinations may ultimately result in adjustments to the 1996 financial statements cannot presently be determined.

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

II.     INVESTMENT PORTFOLIO

      Carrying values of securities held are as follows (in thousands of dollars):

                                         December 31
                                 1996         1995         1994
Hold to Maturity

U.S. Treasury                 $   250      $ 1,997      $ 3,156
U.S. Agencies and
 Corporations                  11,898        8,255        5,943
States and Political
 Subdivisions                     661          692          366
Other Investments                   9           20           29
                              -------      -------      -------
                              $12,818      $10,964      $ 9,494
                              =======      =======      =======

Available for Sale

U.S. Treasury                 $   -        $   -        $ 1,499
U.S. Agencies and
 Corporations                   4,134        4,704        5,219
Federal Home Loan
 Bank Stock, Restricted           364          343          322
Other Investments                 150          150          150
                              -------      -------      -------
                              $ 4,648      $ 5,197      $ 7,190
                              =======      =======      =======


Carrying values, maturities and average yields of securities held are as follows (in thousands of dollars):

                                      December 31, 1996
                              Amortized     Average      Market
                                Cost         Yield        Value
Hold to Maturity
U.S. Treasury
  Due within one year          $   251        5.6%      $   251
                               -------       ----       -------

U.S. Agencies and
  Corporations
  Due within one year            8,695        5.3         8,698
  One to five years              3,083        6.6         3,080
  Five to ten years                 26        9.0            27
  After ten years                   93        7.9            94
                               -------                  -------
                                11,897        5.7        11,899
                               -------       ----       -------

States and Political
  Subdivisions
  Due within one year               30        5.6            30
  One to five years                303        5.6           309
  Five to ten years                328        5.7           334
                               -------                  -------
                                   661        5.6           673
                               -------       ----       -------
Other Investments
  One to five years                  9       18.0             9
                               -------                  -------
                               $12,818        5.6%      $12,832
                               =======       =====      =======
Available for Sale

U.S. Agencies and
  Corporations
  Due within one year          $ 2,500        5.8         2,519
  One to five years              1,001        5.6         1,008
  Over ten years                   608        6.4           607
                               -------                  -------
                                 4,109        5.8         4,134
                               -------       ----       -------
Other Investments
Federal Home Loan
  Bank Stock                   $   364        6.0       $   364
Other Investments                  150          -           150
                               -------       ----       -------
                                   514        4.2           514
                               -------       ----       -------
                               $ 4,623        5.6%      $ 4,648
                               =======       ====       =======


                                  December 31, 1995

Held to Maturity

U. S. Treasury
 Due within one year          $ 1,997         4.7%      $ 1,999
                              -------        ----       -------


U. S. Agencies and
 Corporations
 Due within one year            4,968         5.6         4,959
 One to five years              3,072         5.3         3,070
 Five to ten years                 92        10.9            97
 After ten years                  123         8.0           126
                              -------                   -------
                                8,255         5.6         8,252
                              -------        ----       -------

States and Political
 Subdivisions
 Due within one year               31         5.7            31
 One to five years                250         5.6           257
 Five to ten years                411         5.7           421
                              -------                   -------
                                  692         5.7           709
                              -------        ----       -------
Other investments
 One to five years                 20        18.0            20
                              -------        ----       -------
                              $10,964         5.7%      $10,980
                              =======       =====       =======

Available for Sale
U.S. Agencies and
 Corporations
 Due within one year          $   500         4.1       $   499
 One to five years              3,505         6.0         3,515
 Over ten years                   688         6.7           690
                              -------                   -------
                                4,693         5.9         4,704
                              -------        ----       -------

Other Investments
 Federal Home Loan
   Bank Stock                     343         6.2           343
Other Investments                 150           -           150
                              -------        ----       -------
                                  493         4.3           493
                              -------        ----       -------
                              $ 5,186         5.7%      $ 5,197
                              =======        ====       =======


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


III.    LOAN PORTFOLIO

   A.   Types of Loans

             The amount of loans outstanding is shown in the following table according to type and concentration of loans (in thousands of dollars):

                                          December 31
                                    1996       1995       1994
                                    ----       ----       ----

        Commercial, financial
              and agricultural   $26,659    $24,166   $ 24,652
        Real estate:
           Construction            2,081      2,594      3,070
           Mortgage                2,850      2,189      3,066
        Installment                6,562      5,603      4,022
                                  ------     ------     ------
                                  38,152     34,552     34,810
        Less unearned income          10          6         35
                                  ------     ------     ------
                                 $38,142    $34,546    $34,775
                                  ======     ======     ======

        The loan portfolio contains no foreign loans.

B. Maturities and Sensitivities of Loans to Changes in Interest Rates

        The following table presents the maturity distribution and sensitivity to interest rate changes of the loan portfolio at December 31, 1996, excluding those on non-accrual status. In thousands of dollars:

Fixed rate loans with remaining maturity of:
Three months or less                                        $ 3,502
Over Three months through twelve months                       3,549
Over one year through five years                             13,977
Over five years                                               3,863
                                                            -------
     Total fixed rate loans                                  24,891
                                                            -------
Floating rate loans with a repricing frequency of:
Quarterly or more frequently                                 10,707
Annually or more frequently, but less
  frequently than quarterly                                   1,148
Every five years or more frequently,
  but less frequently than annually                             866
Less frequently than every five years                           395
                                                            -------
   Total floating rate loans                                 13,116
                                                            -------
   Total loans                                              $38,007
                                                            =======


C. Risk Elements

        The following table sets forth the nonaccrual, past due and restructured loans.

                                      December 31
                                 1996     1995     1994
                                    (in thousands)
Interest accruing loans past due
   90 days or more:

   Commercial, financial and
      agricultural               $  0     $  0    $  15
   Loans secured primarily
      by real estate mortgages      0        0      152
   Installment                      0        0        1
                                 ----     ----     ----
                                $   0    $   0    $ 168
                                 ====     ====     ====

   Nonaccrual loans             $ 145    $  84    $  30
                                 ====     ====     ====

   At year end 1996, the loan portfolio loans containted no loans which had been restructured.

   Loans are placed on nonaccrual status when principal or interest is due and remains unpaid for ninety or more days, unless the loan is both well secured and in process of collection, or when management determines that the collateral position in the loan has deteriorated to a position where collection of principal and interest is questionable.

   During the years ended December 31, 1996 and December 31, 1995, the Bank recognized approximately $2,000 and $4,000, respectively in interest income realted to these loans. No interest income was recognized in 1994. Had all the non-performing loans during the years been accruing interest at their contracted rates, approximately $13,000, $4,000 and $3,000 of additional interest income would have been recognized for 1996, 1995, and 1994, respectively.


Potential Problem Loans

   As of December 31, 1996, the subsidiary bank identified no potential problem loans, i.e. loans which are now current where there are serious doubts as to the ability of the borrower to comply with repayment terms. No significant losses are anticipated in outstanding extensions of credit.

   At December 31, 1996, there were no classified as past due 90 days or more and on which interest was being accrued.

   The following identifies the loan which is accounted for on a nonaccrual basis as of December 31, 1996 (in thousands):

Nonaccrual Loans:

   Commercial Real Estate            $145

   The maritime, oil field, real estate and service industries in particular had been adversely affected by the decline in petroleum related activities in the Bank's market area. The area has experienced a recovery in this industry in recent years. Whether the recovery will continue depends on the worldwide petroleum industry. The Bank's collateral position in those loans in those industries is such that any potential losses which may be sustained will not be significant.

Loan Concentrations

   Following is a summary of gross loans and lease outstanding as of December 31, 1996, by major industry classifications (in thousands):

Oil and gas                                  $3,629       9.5%
Construction - contractors                    2,569       6.7
Manufacturing:
   Wood products                                585       1.5
   Book Binding                                 242        .6
   Other                                         55        .2
                                              -----      ----
                                                882       2.3
Transportation:
   Maritime                                   2,454       6.4
   Transportation and Warehousing             1,611       4.2
Sanitary Services                               350        .9
Wholesale and retail trade                    3,700       9.7
Real estate                                   9,838      25.8

Services:
   Insurance and Legal                           97        .3
   Hotel and Motel                            1,610       4.2
   Health and Beauty                          1,298       3.4
   Automotive Repair and Services               786       2.1
   Miscellaneous repair                       1,463       3.8
   Membership and religious organizations       100        .3
                                              -----      ----
                                              5,354      14.1

Private households                            7,765      20.4
                                             ------     -----
         Total                              $38,152     100.0%
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

                                    Year ended December 31
                                   1996      1995     1994
                                   ----      ----     ----
                                  (in thousands of dollars)

Total loans outstanding at
  December 31, net of unearned
  income                         $38,142   $34,546   $34,775

Daily average amount of loans
  outstanding, net of unearned
  income                         $36,715   $35,112   $34,148

Balance of the allowance for loan
  losses at beginning of year    $   504   $   502   $   621

Loans charged off:
  Commercial, financial and
  agricultural                         -         -        -
  Real estate                          -         4       29
  Installment and credit card          8        14        6
                                   -----     -----    -----
     Total charge-offs                 8        18       35

Recoveries of loans previously
charged off:
  Commercial, financial and
   agricultural                        2        17       17
       Real estate                     3        89       72
Installment and credit card            5        14        7
                                    ----      ----     ----
   Total recoveries                   10       120       96
                                    ----      ----     ----
   Net charge-offs
       (recoveries)                   (2)     (102)     (61)
                                    ----      ----     ----
Additions (credits) to the
  allowance charged to expense         -      (100)    (180)
                                  ------    ------    -----
Balance of the allowance for loan
  losses at end of year           $  506    $  504  $   502
                                   ======    ======    =====
Ratios:
  Net charge-offs (recoveries) during
     year to average
        loans outstanding          (0.01)%   (0.29)%  (0.18)%

  Net charge-offs (recoveries) to loans
    at end of year                 (0.01)%   (0.30)%  (0.18)%


                                     Year ended December 31
                                     1996     1995     1994
                                     ----     ----     ----
                                    (in thousands of dollars)

Allowance for loan losses to
 average loans                       1.38     1.44     1.47

Allowance for loan losses to loans
     at year end                     1.33     1.46     1.44

Net charge-offs (recoveries)
      to allowance for loan losses
      at end of year                 (0.4)   (20.2)   (12.2)
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

                                          December 31
                              1996            1995           1994
                              ----            ----           ----
                                     (dollars in thousands)
   Commercial, financial
      and agricultural   $ 392   69.9%  $ 423   83.9%  $ 258   51.4%
   Real estate
      Construction          16    5.4      15    3.0      23    4.6
      Mortgage              65    7.5      15    3.0     122   24.3
   Installment              33   17.2      51   10.1      99   19.7
                          ----  -----    ----  -----    ----  -----
                         $ 506  100.0%  $ 504  100.0%  $ 502  100.0%
                          ====  =====    ====  =====    ====  =====
V. DEPOSITS

        The daily average amounts of deposits for the years ended are summarized below:

                                                    December 31

                                             1996       1995      1994
                                             ----       ----      ----
                                             (in thousands of dollars)
   Demand deposits (non-interest bearing)  $ 9,166   $ 7,806   $ 8,115
   Savings deposits                          6,760     7,133     7,961
   NOW accounts                              6,065     4,852     4,603
   Money market accounts                     6,649     5,379     4,587
   Other time deposits                      24,475    24,887    23,073
                                            ------    ------    ------
                                           $53,115   $50,057   $48,339
                                            ======    ======    ======

        Remaining maturities of time deposits of $100,000 or more at December 31, 1996, are summarized as follows (in thousands of dollars):

                                      AFTER     AFTER
                                      THREE      SIX
                                       BUT       BUT
                            WITHIN    WITHIN    WITHIN    AFTER
                            THREE      SIX      TWELVE    TWELVE
                            MONTHS    MONTHS    MONTHS    MONTHS   TOTAL

   Certificates of
      Deposit               $2,955    $1,072    $1,829    $  550   $6,406

   Other time deposits         123       -0-       658       -0-      781
                             -----     -----     -----     -----    -----
                            $3,078    $1,072    $2,487    $  550   $7,187
                             =====     =====     =====     =====    =====

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

                                              Year ended December 31

                                           1996        1995        1994
                                           ----        ----        ----

   Return on assets                         .45%        .80%        089%
   Return on equity                        4.91        8.79       10.16
   Dividend payout ratio                    -0-         -0-         -0-
   Equity to assets ratio                  9.24        9.13        8.79
   Ratio of earnings to fixed charges    499.08      701.63      953.76

VII.    SHORT-TERM BORROWING

        The following table summarized short-term borrowing:

                                                 1996     1995     1994
                                                 ----     ----     ----
                                                 (amounts in thousands
                                                      of dollars)

   Amount outstanding at December 31,           $  -      $  -   $   -

   Weighted average interest rate                  -         -       -

   Maturity of borrowings at December 31,
      Two to 30 days                               -         -       -
      31 days to one year                          -         -       -
      One to two years                             -         -       -

   Maximum amount outstanding at any
      month-end during each year                   -         -       -

   Average amount outstanding during
      each year                                    1         -       -
   Weighted average interest rate                 5.0%       -       -

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

   The 1996 annual meeting of stockholders was held on October 17, 1996.


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

   Bancshares' subsidiary, Guaranty Bank & Trust Company of Morgan City is registrar and transfer agent for Bancshares' common stock. There were approximately 700 stockholders of record at March 11, 1997.

   Bancshares declared a $2.70 dividend on its $2.70 cumulative preferred stock, payable January 24, 1997. No dividends have been declared or paid on its $.50 cumulative preferred stock since their issuance. See the Annual Report to Shareholders, pages 4-12
(Management's Discussion and Analysis of Financial Condition and Results of Operations).

   Non-affiliates hold 223,981, or 59 percent of the 380,877 voting shares outstanding as of March 11, 1997.

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

Item 8.  Financial Statements and Supplementary Data

   The following consolidated financial statements of Bancshares and its subsidiaries, included on pages 15-44, in the Annual Report to Shareholders, are incorporated herein by reference.

        Consolidated Statements of Condition - December 31, 1996
           and 1995

        Consolidated  Statements  of Income  -  Years ended
           December 31, 1996, 1995 and 1994

        Consolidated  Statements  of  Changes  in  Stockholders'
           Equity - Years ended December 31, 1996, 1995 and 1994

        Consolidated  Statements  of Cash  Flows  -  Years ended
           December 31, 1996, 1995 and 1994

        Notes to Consolidated Financial Statements

        Auditors' Report

Item 9.  Disagreements on Accounting and Financial Disclosure

   There have been no disagreements with Bancshares' or the Bank's independent certified public accountants on any matter of accounting principles or practice, financial statement disclosure or auditing scope or procedure within the twenty-four months prior to December 31, 1996 reported on Form 8-K.

                               Part III

Item 10.  Directors and Executive Officers of the Registrant

   The following table sets forth certain information as of March 11, 1997, concerning the directors and officers as a group, including their beneficial ownership of shares of Common Stock of Bancshares as determined in accordance with Rule 13d-3 of the Securities and Exchange Commission. Unless otherwise indicated, (i) each person has been engaged in the principal occupation shown for more than the past five years, and (ii) shares shown as being beneficially owned are held with sole voting and investment power. The persons listed are also members of the Board of Directors of Bancshares' wholly owned subsidiary, Guaranty Bank & Trust Company of Morgan City (the "Bank").


Name, Age, and Principal Occupation: Virgil Allen (43), Engineer/Safety Director, Athena Construction.

Year First Became Director of Bancshares:  1996

Common Shares Beneficially Owned:  5,478 (4)

Percent of Class of Common Shares:  1.47%



Name, Age, and Principal Occupation: H.W. Bailey (74), Retired since 1/1/83; Executive Vice President and Chief Administrative Officer of McDermott, Inc. (offshore construction).

Year First Became Director of Bancshares:  1982

Common Shares Beneficially Owned:  17,666 (5)

Percent of Class of Common Shares:  4.73%



Name, Age, and Principal Occupation: Brooks Blakeman (50), Chairman of the Board of Bancshares and the Bank; Vice President and General Manager of Frank's Casing Crews, Inc. (oilfield services).

Year First Became Director of Bancshares:  1988

Common Shares Beneficially Owned:  34,070 (6)

Percent of Class of Common Shares:  9.12%



Name, Age, and Principal Occupation: Vincent A. Cannata (35), President of Cannata's Super Market, Inc. and Cannata Corporation.

Year First Became Director of Bancshares:  1996

Common Shares Beneficially Owned:  7,110 (7)

Percent of Class of Common Shares:  1.90%



Name, Age, and Principal Occupation: Randolph Cullom (59), President and Chief Executive Officer of Bancshares and the Bank.

Year First Became Director of Bancshares:  1990

Common Shares Beneficially Owned:  200

Percent of Class of Common Shares:  -



Name, Age, and Principal Occupation: Frank J. Domino, Sr. (77), President of Frank's Motor, Inc. (auto sales); Secretary and Treasurer of Domino Developers, Inc. (home construction).

Year First Became Director of Bancshares:  1982

Common Shares Beneficially Owned:  5,280 (8)

Percent of Class of Common Shares:  1.41%



Name, Age, and Principal Occupation: Anthony Guarisco, Jr. (58), Attorney, Principal of Dispute Resolution Associates (legal mediation firm), former Louisiana State Senator.

Year First Became Director of Bancshares:  1996

Common Shares Beneficially Owned:  200

Percent of Class of Common Shares:  -



Name, Age, and Principal Occupation: Anthony Guarisco, Sr. (86), President of Guarisco Enterprises, Inc. (holding company for subsidiaries engaged in diesel fuel distribution, shell sales and transport; and real estate).

Year First Became Director of Bancshares:  1982

Common Shares Beneficially Owned:  37,342

Percent of Class of Common Shares:  10.00%



Name, Age, and Principal Occupation: Wiley Magee (53), Secretary to the Board of Bancshares and the Bank; President of Morgan City Supply, Inc. (wholesale and retail hardware).

Year First Became Director of Bancshares:  1982

Common Shares Beneficially Owned:  4,304

Percent of Class of Common Shares:  1.15%



Name, Age, and Principal Occupation: Paul Ordogne (45), Treasurer and Controller (and from 1988 to 1994, Assistant Treasurer and Controller), Cari Investment Company.

Year First Became Director of Bancshares:  1996

Common Shares Beneficially Owned:  24,936 (9)

Percent of Class of Common Shares:  6.68%



Name, Age, and Principal Occupation: Christian Vaccari (37), President of Cari Investment Company and Cari Capital Company.

Year First Became Director of Bancshares:  1996

Common Shares Beneficially Owned:  17,979 (10)

Percent of Class of Common Shares:  4.81%



Name, Age, and Principal Occupation: Kay S. Vinson (57), President of Sub-Surface Tools, Inc. (oilfield equipment sales and rentals).

Year First Became Director of Bancshares:  1996

Common Shares Beneficially Owned:  200

Percent of Class of Common Shares:  -



Name, Age, and Principal Occupation: All Executive Officers and Directors of Bancshares and the Bank.

Common Shares Beneficially Owned:  156,896

Percent of Class of Common Shares:  42.02%


(1) Except as noted below, all shares of Bancshares' stock set forth above constitute direct beneficial ownership by such director with full voting and investment power. The address of each director is c/o Guaranty
     Bank & Trust Company of Morgan City, Post Office Box 2208, Morgan City, Louisiana 70381.

(2)  Includes aggregate of Class A Common stock and Class B Common stock.

(3)  Percent of class omitted where less than one percent.

(4) Includes 56 Common Shares held by Katherine Allen over which Mr. Allen shares voting power.

(5)  Includes 7,700 Common Shares in the name of Bailey Estate.

(6) Includes 33,870 common Shares, held by the Blakeman Trust over which Mr. Blakeman shares voting powers.

(7) Incudes 6,910 owned by Cannata's Super Market, INc. over which Mr. Cannata shares voting and investment power.

(8)  Includes 60 Common Shares in the name of Mr. Domino's wife.

(9) Includes 16,556 Common Shares, held by the Estate of Murray P. Ordogne of which Mr. Ordogne is executor and a beneficiary.

(10) Includes 17,779 shares are owned by Cari Investment Company over which Mr. Vaccari shares voting and investment power.

   None of the directors of Bancshares holds a directorship in any company with a class of securities registered under Section 12 of the Securities Exchange Act of 1934, as amended, or subject to the requirements of Section 15(d) of that Act or in any company registered as an investment company under the Investment Company Act of 1940, as amended.

   Bank directors received compensation at the rate of $250 for each regular directors meeting attended and $100 for committee meetings attended. No fees were paid for service on Bancshares' Board.

   No family relationships exist among the above named directors, nominees for the Board or the executive officers of Bancshares or the Bank, except that Anthony Guarisco, Sr. and Anthony Guarisco, Jr. are father and son.

                           Executive Officers

   The executive officers of Bancshares and the Bank, as of March 11, 1996, are as follows:

Name:                             Age:           Position Currently Held:

Brooks Blakeman                    50            Chairman of the Board of
                                                 Bancshares and the Bank

Randolph Cullom                    59            President and Chief
                                                 Executive Officer of
                                                 Bancshares and the Bank

Paul Ordogne                       45            Secretary of the Board of
                                                 Bancshares and the Bank

Lee A. Ringeman                    67            Executive Vice President and
                                                 Chief Financial Officer of
                                                 Bancshares and the Bank

Conley J. Dutreix                  49            Executive Vice President of
                                                 the Bank and Assistant
                                                 Secretary of the Board of
                                                 Directors of Bancshares and
                                                 the Bank

   Each executive officer, except Mr. Ordogne, has been an officer or director of Bancshares and the Bank for five years or more. Mr. Ordogne was appointed Secretary of the Board of Bancshares and the Bank in 1996 following his election to the Board.

Item 11.  Executive Compensation

Cash Compensation

   The following table sets forth the aggregate cash compensation paid by the Bank for services rendered in all capacities during the fiscal years ended December 31, 1994, 1995 and 1996, with respect to each executive officer whose total cash compensation exceeded $100,000.

   Active officers of Bancshares are also officers of the Bank and receive no annual compensation from Bancshares.

                         SUMMARY COMPENSATION TABLE

                            Annual Compensation


Name and                                        Other               All
Principal                                       Annual             Other
Position      Year    Salary    Bonus(1)    Compensation(2)    Compensation(3)

Randolph      1996   $100,000   $27,042         $5,240              $792
Cullom        1995     90,000    26,785          4,500               765
President     1994     90,000    20,000          4,250               529
and Chief
Executive
Officer of
Bancshares
and the
Bank

(1) Mr. Cullom has an employment contract with the Bank whereby his initial base annual salary is $90,000. In addition to the annual salary, he is entitled to a non-cumulative annual cash bonus of $300.00 for each basic point of return on average annual assets, up to a maximum of $30,000.00. Return on average annual assets is defined as the after tax earnings before any bonuses. Bonuses earned in 1994, 1995 and 1996 were paid in 1995, 1996 and 1997 respectively. Also as part of his employment agree-ment, in the event Mr. Cullom is terminated without good cause, he shall be entitled to receive one year annual salary as severance pay.

(2)  Represents director fees.

(3) The Bank paid approximately $792, $765 and $529 in term life insurance premiums on behalf of Mr. Cullom in 1996, 1995, and 1994, respectively. This group policy has no cash surrender value.

   The Bank has instituted an unqualified defined benefit retirement program for three of its executive officer, as follows:

Name and                                     Annual           Planned
Principal             Pre-Retirement       Retirement       Retirement
Position             Death Benefit(1)      Benefit(2)        Date-Age

Randolph Cullom          $487,250           $50,000         2002 -- 65
President and
Chief Executive
Officer

Lee A. Ringeman           292,350            30,000         2000 -- 70
Executive Vice
Presidnet

Conley J. Dutreix         292,350            50,000         2012 -- 65
Executive Vice
President

(1)  Benefits payable to the participant's name beneficiaries.
(2)  Benefits payable monthly for life, 15 years certain.

   These benefits are funded by single premium life insurance policies on the lives of the participants. The policies are owned by the Bank and the proceeds from death benefits are payable to the Bank. Projected December 31, 1997 death benefits are as follows: Mr. Cullom - $839,000, Mr. Ringeman - $317,000 and Mr. Dutreix - $380,000.

   If the Bank terminates a participant's employment prior to his planned retirement date for cause, the participant shall not be entitled to any benefits. If employment is terminated prior to his planned retirement date, other than by death or discharge for cause, the Bank shall pay to the participant an amount which is the actuarial equivalent of his annual retire-ment benefit, computed in accordance with the agreement.

   If a participant's employment is terminated within twenty four (24) months following a change in control of the Bank, the participant will be entitled to the benefits set forth in the preceding paragraph with the respective benefits being increased in amount by fifty (50%) percent.

   Bancshares and the Bank have no established policy or practice with respect to providing personal benefits to officers, directors or principal stock-holders. Although the Bank pays for civic and social club memberships for certain officers, the aggregate annual value per person of such benefits is considerably less than $2,500.

   Neither Bancshares nor the Bank has any other remuneration, pension or retirement plans in effect. The Bank provides health and life insurance coverage for all employees.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

Principal Shareholders

   The persons named below were, to the knowledge of Bancshares, the only persons as of March 11, 1997, who beneficially owned more than 5% of the outstanding Guaranty Bancshares Holding Corporation Class A and Class B Common stock. Beneficial ownership consists of sole voting and investment power.

Name and Address                   Amount and Nature of             Percent
of Beneficial Owner              Beneficial Ownership (1)          of Class
-------------------              ------------------------          --------

Brooks Blakeman                         34,070 (2)                   9.12%
Post Office Box 2208
Morgan City, Louisiana  70381

Paul Ordogne                            24,936 (3)                   6.68%
Post Office Box 2208
Morgan City, Louisiana  70381

Anthony J. Guarisco, Sr.                37,342                      10.00%
Post Office Box 2208
Morgan City, Louisiana  70381


(1) Determined in accordance with Rule 13d-3 under the Securities Exchange Act of 1934 based upon information furnished by the persons listed or contained in filings made by them with the Securities and Exchange Commission.

(2) Includes 33,870 shares held by the Blakeman Trust over which Mr. Blakeman shares voting powers.

(3) Includes 16,556 shares held by the Estate of Murray P. Ordogne of which Mr. Ordogne is executor and a beneficiary.

Item 13.  Certain Relationships and Related Transactions

   During 1996, the Bank engaged in banking transactions in the ordinary course of business with directors and officers of Bancshares and the Bank, and their affiliates, and expects to have such transactions in the future. In the opinion of Management, all such transactions were on substantially the same terms, including interest rates and collateral on loans, as those prevailing at the same time for comparable transactions with others and did not involve more than normal risk of collectibility or present other unfavorable features.

                            Part IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form
          8-K

(a)     1.   Financial Statements

             The following consolidated financial statements of Guaranty Bancshares Holding Corporation and Subsidiaries, included on pages 15-44 of the Bancshares Annual Report to Shareholders are incorporated by reference in Item 8:

             Consolidated Statements of Condition - December 31, 1996
                  and 1995

             Consolidated Statements of Income - Years ended
                  December 31, 1996, 1995 and 1994

             Consolidated Statements of Cash Flows - Years ended
                  December 31, 1996, 1995 and 1994

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

(b)          Reports on Form 8-K

             No reports on Form 8-K were filed by Bancshares during the quarter ended December 31, 1996.


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

                                    Dated      March 28, 1997


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



 /s/ Brooks Blakeman                      /s/ Randolph Cullom
     Brooks Blakeman, Chairman of the         President and Chief
     Board                                    Executive Officer
                                              Director

/s/  Virgil Allen                        /s/  Vincent A. Cannata
     Virgil Allen, Director                   Vincent A. Cannata, Director

/s/  Frank J. Domino, Sr.                /s/  Anthony J. Guarisco, Sr.
     Frank J. Domino, Sr.,                    Anthony J. Guarisco, Sr.,
     Director                                 Director

/s/  Wiley Magee                         /s/  Kay S. Vinson
     Wiley Magee, Director                    Kay S. Vinson, Director

/s/  Lee A. Ringeman
     Lee A. Ringeman, Executive
     Vice President and Chief
     Financial Officer