Form 10-Q
period 1997-03-31
GUARANTY BANCSHARES HOLDING CORP
filed 1997-05-13
CIK 706731

                  SECURITIES AND EXCHANGE COMMISSION

                       Washington, D.C.   20549


                              FORM   10-Q

              Quarterly Report Under Section 13 or 15(d)
                of the Securities Exchange Act of 1934.



For Quarter Ended MARCH 31, 1997             Commission File Number 0-10929


                GUARANTY BANCSHARES HOLDING CORPORATION

       (Exact name of registrant as specified in its charter)


       LOUISIANA                                  72-0933277

(State or other jurisdiction of                (I.R.S. Employer
incorporation or organization                 Identification No.)

P.O. BOX 2208, MORGAN CITY, LOUISIANA               70381

(Address of principal executive offices)         (Zip Code)

Registrant's telephone number, including area code     504-384-2813

                             NOT APPLICABLE

       (Former name, former address and former fiscal year if changed since last report.)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes        X        No

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, $5 par value, 206,524 shares outstanding as of March 31, 1997, Common Stock, no par value, 166,901 shares outstanding as of March 31, 1997.

                            I N D E X


Part I     -     Financial Information

     Financial Statements

          Consolidated Statement of Condition
               March 31, 1997, and December 31, 1996         3

          Consolidated Statement of Income -
               Quarters Ended March 31, 1997 and 1996        4

          Consolidated Statement of Cash Flows -
               Quarters Ended March 31, 1997 and 1996        5

          Consolidated Statement of Changes in
               Stockholders' Equity                          6

          Notes to Consolidated and Financial Statements     7

     Management's Discussion and Analysis of Financial
          Condition and Results of Operations                8

     Signature                                              15

     Exhibit Index                                          17

            GUARANTY BANCSHARES HOLDING CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATION STATEMENT OF CONDITION

                                                          March 31       December 31,
                                                            1997            1996
                                                                (in thousands)
                                                                  (Unaudited)
ASSETS
     Cash and due from banks                               $ 2,559        $ 2,626
     Investment securities available for sale                4,611          4,648
          (Estimated market value $13,176,000
           and $12,832,000, respectively)                   13,181         12,818
     Federal funds sold                                      4,700          5,350
     Loans                                                  38,148         38,142
     Less:  Allowance for loan losses                          512            506
                                                           _______        _______
            Net Loans                                       37,636         37,636

     Premises and equipment                                  1,911          1,969
     Other assets                                            1,549          1,383
                                                           _______        _______
            Total Assets                                   $66,147        $66,430
                                                           =======        =======

LIABILITIES AND STOCKHOLDERS' EQUITY
     Deposits                                              $56,749        $56,793
     Obligation under capital lease                          1,521          1,546
     Notes payable                                           1,428          1,480
     Other liabilities                                         738          1,045
                                                           _______        _______
            Total Liabilities                               60,436         60,864
                                                           _______        _______

Commitments and contingent liabilities (Note 2)                  -              -

Stockholders' Equity
     $2.70 Cumulative Preferred stock; 145,001
          shares authorized, issued and outstanding          3,481          3,481
     $.50 Cumulative Preferred stock, 64,999 shares
          authorized, 21,900 issued and outstanding            107            107
     Class A Common stock; $5 par value; 210,000
          shares authorized and outstanding                  1,050          1,050
     Class B Common stock; no par value; 210,000
          shares authorized, 170,887 issued and
          Outstanding                                           17             17
     Capital surplus                                         2,039          2,039
     Accumulated deficit                                  (    973)      (  1,131)
     Treasury Stock                                       (     14)      (     14)
     Unrealized gain on securities
          available for sale                                     4             17
                                                           _______        _______
     Total Stockholders' Equity                              5,711          5,566
                                                           _______        _______

            Total Liabilities and Stockholders' Equity     $66,147        $66,430
                                                           =======        =======

            GUARANTY BANCSHARES HOLDING CORPORATION AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENT OF INCOME

                                                               THREE MONTHS ENDED
                                                                    MARCH 31
                                                              1997           1996
                                                             (In thousands, except
                                                                per share data)
                                                                  (Unaudited)
INTEREST INCOME
     Interest and fees on loans                            $    910       $    816
     Interest on federal
          funds sold                                             52             93
     Interest on investment securities:
          Taxable income                                        253            207
          Non-Taxable income                                      9             10
                                                           ________       ________
               Total Interest Income                          1,224          1,126

INTEREST EXPENSE
     Interest on deposits                                       442            408
     Interest on capital lease                                   38             41
     Interest on notes payable                                   24             28
                                                           ________       ________
          Total Interest Expense                                504            477
                                                           ________       ________
          Net Interest Income                                   720            649
     Provision for loan losses                                    0              0
                                                           ________       ________
          Net Interest Income after Provision
          for loan losses                                       720            649

     Other operating income                                      70             79
     Operating expenses                                         551            565
                                                           ________       ________
               Income before income tax expense                 239            163

Income tax expense                                               81             58
                                                           ________       ________
               Net income                                       158            105

Dividends required for preferred stock                         (101)          (101)
                                                           ________       ________
          Net income available for common
          stockholders                                     $     57       $      4
                                                           ========       ========

Earnings per common share                                  $    .15       $    .01
                                                           ========       ========

Weighted average common shares
     outstanding                                            373,425        373,025
                                                           ========        =======



            GUARANTY BANCSHARES HOLDING CORPORATION AND SUBSIDIARIES
                             STATEMENT OF CASH FLOWS
                Increase (Decrease) in Cash and Cash Equivalents

                                                                QUARTER ENDED
                                                                   MARCH 31
                                                              1997          1996
                                                                 (In thousands)
                                                                   (Unaudited)
Cash flows from operating activities:
Net income                                                 $    158       $    105
Adjustments to reconcile net income to net cash
provided by operating activities:
     Amortization of premium (accretion of discount
     on investments), net                                      (103)           (52)
     Depreciation and amortization                               59             71
     (Increase) decrease in accrued interest receivable         (70)            27
     Increase (decrease) in accrued interest payable            (52)            42
     Increase (decrease) in accounts payable
     and other liabilities                                      137             13
                                                           ________       ________
Net cash provided by operating activities                       129            206

Cash flows from investing activities:
     Decrease (increase) in federal funds sold                  650         (3,025)
     Proceeds from maturities of investment securities        5,060          8,589
     Purchase of investment securities                       (5,305)        (8,536)
     Net increase (decrease) in loans                             -            322
     Proceeds from sale of other real estate owned                -              1
     Purchase of premises and equipment                          (1)           (24)
     Increase in other assets                                   (87)           (69)
                                                           ________       ________
Net cash provided (used) by investing activities                317         (2,742)

Cash flows from financing activities:
     Net increase (decrease) in demand deposits
          NOW, savings, and certificates of deposit             (44)         1,662
     Repayment of notes payable                                 (52)           (49)
     Repayment of capital lease obligation                      (25)           (15)
     Cash dividends                                            (392)             0
                                                           ________       ________
Net cash provided used in financing activities                 (513)         1,598
                                                           ________       ________
Net increase (decrease) in cash and due from banks              (67)          (938)

Cash and due from banks, beginning of year                    2,626          3,230
Cash and due from banks, end of quarter                    $  2,559       $  2,292
                                                           ========       ========

Supplement cash flow information:
     Interest paid                                         $    556       $    435
                                                           ========       ========

     Income taxes paid                                     $     27       $     91
                                                           ========       ========


            GUARANTY BANCSHARES HOLDING CORPORATION AND SUBSIDIARIES
       CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS EQUITY

                                                     Unrealized
                                                     Gain (Loss)
                                                     On Securities
                   Balance at                        Available           Balance at
                  Jan. 1, 1997        Net Income     For Sale            Mar. 31, 1997
$2.70
Preferred
Stock               $  3,481               -             -                   3,481

$.50
Preferred
Stock               $    107               -             -                     107

Class A
Common
Stock               $  1,050               -             -                   1,050

Class B
Common
Stock               $     17               -             -                      17

Capital
Surplus             $  2,039               -             -                   2,039

Accumulated
Deficit             $ (1,131)            158             -                    (973)

Treasury
Stock               $    (14)              -             -                     (14)

Unrealized
loss on
Securities
available
for sale            $     17               -           (13)                      4



           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           (UNAUDITED)

     The information furnished reflects all adjustments which are, in the opinion of management, necessary for a fair statement of results for the three (3) months ended March 31, 1997 and 1996. All adjustments are considered to be of recurring nature. Results for the interim period may not necessarily be indicative of results for the entire year.

NOTE 1:

     On January 13, 1983, pursuant to a Reorganization and Merger Agreement, Guaranty Bank & Trust Company of Morgan City (the
Bank) was merged into a subsidiary of Guaranty Bancshares Holding Corporation (Bancshares) with the effect that the Bank became a wholly owned subsidiary of Bancshares.

     Bancshares has outstanding $2.70 Cumulative Preferred Stock and Class B, No Par Value, Common Stock which were issued in 1988 in exchange for subordinated debentures issued in 1983 when the company was formed. Bancshares also has outstanding Class A, $5.00 Par Value, Common Stock which were also issued when the company was formed. The $.50 Cumulative Preferred Stock is subordinate to the $2.70 Preferred Stock and were issued for cash in 1989 and 1990.

     The Class B common stock does not differ from the Class A common stock except that Class A common stock has a par value of $5 per share and Class B Common stock has no par value.

NOTE 2:   Contingent Liabilities

     As of March 31, 1997, there were $657,108 of letters of credit outstanding which are not reflected in the consolidated financial statements. Management does not expect any loss as a result of these transactions.

    GUARANTY BANCSHARES HOLDING CORPORATION AND SUBSIDIARIES
   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                    AND RESULTS OF OPERATIONS
Summary

     For the three months ended March 31, 1997, Bancshares earned $158,000, compared with earnings of $105,000 for the comparable period in 1996. The primary reason for the increase in earnings was a $98,000 increase in interest income. The subsidiary bank did not make a provision for loan losses in either period.

     Other than the decrease in other liabilities, there were no significant changes in financial position at March 31, 1997 from December 31, 1996. This decrease represented the payment of $391,502 in dividends on Bancshares' $2.70 cumulative preferred stock. This dividend was declared in December 1996.

     Net credit income is the most significant component of financial operations and is affected by interacting forces, including changes in investment market interest rates and changes in volume and mix of interest earning assets and interest bearing deposits. For the first three months of 1997, net interest income as a percent of average earning assets of $60,721,000 was
4.7 percent, the same as the first quarter of 1996.

Net Operating Results

     The following analysis should be read in conjunction with the accompanying financial statements.

     Interest income increased a net of $98,000. Of this amount, income on investment securities increased $45,000. Interest on loans increased $94,000, while income on funds sold decreased
$41,000.

     The increase in loan income is attributable to a $4,082,000 increase in average loans outstanding and 0.1 percent decrease in the average yields to 9.4 percent. The increase in investment income was the result of a $3,972,000 increase in average securities investments and was offset by a 0.3 percent decrease in average yields, following the overall change in interest rates.

     Interest expense increased $27,000 from 1996 levels. Average interest bearing deposits increased $4,856,000, while average rates paid decreased 0.1 percent from 1996 levels to 3.7 percent. Funds borrowed are from the Federal Home Loan Bank of Dallas and were used to fund commercial real estate loans which have a comparable scheduled amortization and maturity.

Investment Securities

     Investment securities increased from $16,181,000 as of March
31, 1996 to $17,792,000 at March 31, 1997.  There were no
securities sales during the first quarter of 1997 or 1996.


     An analysis of investment securities follows (in thousands).


                                  Amortized      Unrealized           Market
                                    Cost        Gain     Loss         Value
March 31, 1997
Held to Maturity
U.S. Treasury Securities          $  2,244      $  -     $  -        $  2,244
Obligations of U.S.
   Agencies and Corporations        10,295         3       17          10,281
Obligations of states and
   political subdivisions              636         9        -             645
Other Investments                        6         -        -               6
                                  ________      ____     ____        ________
     Total                        $ 13,181      $ 12     $ 17        $ 13,176
                                  ========      ====     ====        ========

Available for Sale
Obligations of U.S.
   Agencies and Corporations      $  4,087      $ 11     $  6        $  4,092

Other investments                      519         -        -             519
                                  ________      ____     ____        ________
     Total                        $  4,606      $ 11     $  6        $  4,611
                                  ========      ====     ====        ========

December 31, 1996
Held to Maturity
U.S. Treasury Securities          $    250      $  1     $  -        $    251
Obligations of U.S.
   Agencies and Corporations        11,898         8        8          11,898
Obligations of states and
   political subdivisions              661        13        -             674

Other Investments                        9         -        -               9
                                  ________      ____     ____        ________
     Total                        $ 12,818      $ 22     $  8        $ 12,832
                                  ========      ====     ====        ========

Available for Sale

Obligations of U.S.
   Agencies and Corporations      $  4,109      $ 30     $  5        $  4,134
Other investments                      514         -        -             514
                                  ________      ____     _____       ________
     Total                        $  4,623      $ 30     $  5        $  4,648
                                  ========      ====     =====       ========


March 31, 1996
Held to Maturity
U.S. Treasury Securities          $  1,000      $  -     $  -        $  1,000
Obligations of U.S.
   Agencies and Corporations         9,315         1        1           9,315
Obligations of states and
   political subdivisions              666        13        1             678

Other investments                       17         -        -              17
                                  ________      ____     ____        ________
     Total                        $ 10,998      $ 14     $  2        $ 11,010
                                  ========      ====     ====        ========

Available for Sale
Obligations of U.S.
   Agencies and Corporations      $  4,674      $ 17     $  6        $  4,685

Other investments                      498         -        -             498
                                  ________      ____     ____        ________
     Total                        $  5,172      $ 17     $  6        $  5,183
                                  ========      ====     ====        ========



An analysis of the market value of the investment portfolio by maturity periods or repricing frequency at March 31, 1997 follows
(in thousands):

                                  Amortized        Market
                                     Cost          Value
Within one year                    $12,562        $12,555
One to five years                    3,736          3,739
Five to ten years                      293            297
After ten years                      1,196          1,196
                                   _______        _______
     Total                         $17,787        $17,787
                                   =======        =======

     Maturities of mortgage backed securities are classified by contractual (stated) maturity dates. Expected maturities will differ from contractual maturities because borrowers have the right to call or prepay obligations.

     Investment securities with a carrying value of approximately
$9,034,000, $9,047,000, and $8,128,000 at March 31, 1997,
December 31, 1996 and March 31, 1996, respectively, were pledged to secure public deposits as required by law.

Deposits

     A summary of the deposits as of March 31, 1997, December 31, and March 31, 1996 is as follows:

                             March 31       December 31      March 31
                               1997           1996              1996
                                          (In thousands)

  Demand Deposits            $ 9,593        $ 8,826          $ 9,783
  NOW Accounts                 6,892          7,539            5,764
  Money Market
  Investment Accts.           10,240          8,461            7,367
  Savings Deposits             6,728          6,675            6,945
  Other Time Deposits         16,796         18,886           16,820
  Certificates of Dep.
   of $100,000 or
   more                        6,500          6,406            5,753
                             $56,749        $56,793          $52,432

     Non-interest bearing demand deposits at March 31, 1997 decreased $190,000, from March 31, 1996. In late March 1997, a public fund body deposited the proceeds of a bond issue causing a short term increase in money market investment accounts. These funds were withdrawn early in April 1997. As interest paid on money market investment accounts and certificates of deposits stabilized, the Bank again began competing for deposits to fund increasing loan demand. Certificates of deposits of $100,000 or more to commercial entities increased $1,173,000. During this period, public fund deposits in certificates of deposit of $100,000 or more decreased $426,000.

     The Bank has insignificant foreign and no brokered deposits.

Short Term Borrowings

     The Bank had no short term borrowings in 1997 or 1996.

Allowance for Loan Losses and Non-Performing Loans and Other Real
Estate

     The allowance for loan losses was 1.34 percent of loans outstanding at March 31, 1997, compared with 1.33 percent at December 31, 1996 and 1.48 percent at March 31, 1996. The Bank did not make a provision to the reserve for loan losses during the first quarters of 1997 or 1996.


                                               1997           1996
Balance at January 1,                        $506,000       $504,000

Recoveries credited to the allowance            6,000          3,000
                                             ________       ________
                                              512,000        507,000
Losses charged to the allowance                     -          2,000
                                             ________       ________
Balance at March 31                          $512,000       $505,000
                                             ========       ========

     The following schedule shows non-performing loans on non-accrual status and repossessed and foreclosed real estate. The loans on non-accrual status at March 31, 1997 and December 31, 1996 are to the same borrower.

                                March 31     December 31      March 31
                                  1997          1996            1996
Non-accrual loans               $145,000     $145,000         $72,000

Foreclosed real estate                 -            -          64,000

     Management believes the Bank has adequate reserves to provide for possible future loan losses.

Other Income

     Other operating income aggregated to $70,000 for the first three months of 1997 compared with $79,000 in 1996. There was no trading account activity in 1997 or 1996.


                                                 Quarter Ending
                                                    March 31
                                               1997          1996

Service charges on deposit accounts          $42,000        $49,000
Other service charges and fees                18,000         20,000
Other operating income                        10,000         10,000
Net securities gains and (losses)                  -              -
                                             _______        _______
Total                                        $70,000        $79,000
                                             =======        =======

Operating Expenses

     Other operating expenses totaled $551,000 for the first three months of 1997, compared with $565,000 for 1996, a $14,000 decrease.

     Personnel expenses totaled $277,000 for the period, compared with $265,000 in 1996. In 1996, expenses related to other real estate and repossessed property, net of rental income on these properties, totaled $1,000. Expenses represent taxes and maintenance on these properties.

     A summary of other operating expenses is as follows:


                                        Three Months            1997
                                            Ending              Over
                                           March 31,           (Under)
                                        1997      1996          1996
                                              (In Thousands)

Salaries and benefits                   $277      $265          $ 12
Expenses related to other real
     estate and repossessed
     properties, net of rental
     income on these properties            -         1            (1)
Net occupancy expenses                   101       108            (7)
Equipment and computer expenses           36        49           (13)
Professional fees and services            35        38            (3)
FDIC and other insurance                  10        10             -
Other                                     92        94            (2)
                                        ____      ____          _____
     Total                              $551      $565          $(14)
                                        ====      ====          =====

Income Taxes

     Income taxes were accrued at the U.S. federal tax rate.

Liquidity

     The term "liquidity" generally refers to the ability of a company to generate adequate of cash to meet its needs. For a bank, "liquidity" represents its ability to meet timely the demand for funds used to honor checks, to pay maturing time deposits, to fund increases in loan demand and to satisfy other commitments. Unless it borrows funds, a bank's source of funds are generally its core deposits and its retained earnings.

     At March 31, 1997 and 1996, the Bank's gross loans-to-deposits ratios were 67.2 percent and 65.3 percent, respectively. Loans increased $3,923,000 from 1996 levels. Significant to the loan-to-deposit ratio computation, deposits increased $4,317,000 as of March 31, 1997 from 1996. The Bank has no brokered deposits.

     As a bank holding company, the ability of Bancshares to pay its obligations is wholly dependent upon the receipt of dividends and tax benefits from the Bank.

Capital Resources

     At March 31, 1997, stockholders' equity amounted to $5,711,000 compared with $5,767,000 at March 31, 1996 and
$5,566,000 at December 31, 1996.

Selected capital adequacy measures for Bancshares and Guaranty
Bank are as follows
as of March 31, 1997:

Risk-based capital
                                      GUARANTY       GUARANTY
                                     BANCSHARES        BANK

Tier 1                                10.00%          9.90%
Total Capital                         10.89%         10.80%
Leverage ratio                        10.01%          8.56%

Bancshares paid a $2.70 dividend on its $2.70 cumulative preferred stock on January 24, 1997. No dividends have been declared or paid on its $.50 cumulative preferred stock since their issuance. As a result, accumulated and unpaid dividends are as follows:

     $2.70 Preferred stock, dividends
     accumulated from January 13, 1991
     through April 13, 1997                       $2,544,768

     $.50 Preferred stock, dividends
     accumulated from January 13, 1990
     through April 13, 1997                           82,162
                                                  ----------
                                                  $2,626.930

Bancshares' primary source of income is dividends from the Bank.



                              /s/ Lee A. Ringeman

                              Lee A. Ringeman
                              Executive Vice President
                              Chief Financial Officer




DATE:     May 13, 1997

                             PART II


Item 6: Exhibits and Reports on Form 8-K

     a.   Exhibit No. 11.     Computation of Earnings Per Common Share

     b.   Exhibit No. 27.     Financial Data Schedule

     c. The Registrant has not filed any reports on Form 8-K during the first quarter of 1997.