Form 10-Q
period 1997-06-30
GUARANTY BANCSHARES HOLDING CORP
filed 1997-08-14
CIK 706731

SECURITIES AND EXCHANGE COMMISSION

                    Washington, D.C.   20549


                          FORM  10 - Q

          Quarterly Report Under Section 13 or 15 (d) of the Securities Exchange Act of 1934.



For Quarter Ended JUNE 30, 1997          Commission File Number 0-10929


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

Common Stock, $5 par value, 206,524 shares outstanding as of June
30, 1997, Common Stock, no par value, 166,901 shares outstanding as of June 30, 1997.

                           I N D E X


Part I     -     Financial Information

Financial Statements

Consolidated Statement of Condition
     June 30, 1997, and December 31, 1996                    3

Consolidated Statement of Income -
     Quarters Ended June 30, 1997 and 1996                   4

Consolidated Statement of Cash Flows -
     Quarters Ended June 30, 1997 and 1996                   6

Consolidated Statement of Changes in
     Stockholders' Equity                                    7

Notes to Consolidated and Financial Statements               8

Management's Discussion and Analysis of Financial
     Condition and Results of Operations                     8

Signature                                                   16

Exhibit Index                                               17


            GUARANTY BANCSHARES HOLDING CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATION STATEMENT OF CONDITION

                                                           June 30        December 31,
                                                             1997           1996
                                                                (in thousands)
                                                                   (Unaudited)
ASSETS
     Cash and due from banks                               $  2,646       $  2,626
     Investment securities available for sale                 3,593          4,648
          (Estimated market value $12,463,000
           and $12,832,000, respectively)                    12,446         12,818
     Federal funds sold                                       4,125          5,350
     Loans                                                   36,656         38,142
     Less:  Allowance for loan losses                           481            506
                                                          ---------       --------
            Net Loans                                        36,175         37,636
     Premises and equipment                                   1,848          1,969
     Other real estate                                          152              0
     Other assets                                             1,468          1,383
                                                          ---------       --------
          Total Assets                                     $ 62,453       $ 66,430
                                                          =========       ========

LIABILITIES AND STOCKHOLDERS' EQUITY
     Deposits                                              $ 51,112       $ 56,793
     Securities sold under agreement to repurchase            1,802              0
     Obligation under capital lease                           1,496          1,546
     Notes payable                                            1,374          1,480
     Other liabilities                                          832          1,045
                                                          ---------       --------
          Total Liabilities                                  56,616         60,864
                                                          ---------       --------


Commitments and contingent liabilities (Note 2)                   -              -

Stockholders' Equity
     $2.70 Cumulative Preferred stock; 145,001
          shares authorized, issued and outstanding           3,481          3,481
     $.50 Cumulative Preferred stock, 64,999 shares
          authorized, 21,900 issued and outstanding             107            107
     Class A Common stock; $5 par value; 210,000
          shares authorized and outstanding                   1,050          1,050
     Class B Common stock; no par value; 210,000
          shares authorized, 170,887 issued and
          Outstanding                                            17             17
     Capital surplus                                          2,039          2,039
     Accumulated deficit                                    (   843)       ( 1,131)
     Treasury Stock                                         (    14)       (    14)
     Unrealized gain on securities
          available for sale                                      0             17
                                                          ---------       --------
     Total Stockholders' Equity                               5,837          5,566
                                                          ---------       --------
          Total Liabilities and Stockholders' Equity       $ 62,453       $ 66,430
                                                           ========       ========



            GUARANTY BANCSHARES HOLDING CORPORATION AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENT OF INCOME

                                                              THREE MONTHS ENDED
                                                                  JUNE 30
                                                            1997            1996
                                                            (In thousands, except
                                                               per share data)
                                                                 (Unaudited)
INTEREST INCOME
     Interest and fees on loans                            $    883      $    885
     Interest on federal
          funds sold                                             49            48
     Interest on investment securities:
          Taxable income                                        235           203
          Non-Taxable income                                      9             9
                                                           --------      --------
               Total Interest Income                          1,176         1,145

INTEREST EXPENSE
     Interest on deposits                                       409           414
     Federal funds purchased and securities sold
       under agreements to repurchase                            12             0
     Interest on capital lease                                   38            40
     Interest on notes payable                                   25            28
                                                           --------      --------
          Total Interest Expense                                484           482
                                                           --------      --------
          Net Interest Income                                   692           663
     Provision (recovery) from reserve
           for loan losses                                        0             0
                                                           --------      --------
     Net Interest Income after Provision (Recovery)
          from reserve for loan losses                          692           663

     Other operating income                                      67            69
     Operating expenses                                         562           642
                                                           --------      --------
               Income before income tax expense                 197            90

Income tax expense                                               67            32
                                                           --------      --------
               Net income                                       130            58

Dividends required for preferred stock                         (101)         (101)
                                                           --------      --------
          Net income (loss) available for common
          stockholders                                     $     29      $    (43)
                                                           ========      =========

Earnings (loss) per common share                           $    .08      $   (.12)
                                                           ========      =========
Weighted average common shares
     outstanding                                            373,425       373,025
                                                           =========     =========



            GUARANTY BANCSHARES HOLDING CORPORATION AND SUBSIDIARY
                   CONDENSED CONSOLIDATED STATEMENT OF INCOME


                                                            SIX MONTHS ENDED
                                                                 JUNE 30
                                                          1997            1996
                                                         (In thousands, except
                                                            per share data)
                                                              (Unaudited)

INTEREST INCOME
     Interest and fees on loans                           $   1,793      $  1,701
     Interest on federal
          funds sold                                            101           141
     Interest on investment securities:
          Taxable income                                        488           410
          Non-Taxable income                                     18            19
                                                           --------      --------
               Total Interest Income                          2,400         2,271

INTEREST EXPENSE
     Interest on deposits                                       851           822
     Federal funds purchased and securities sold
       under agreements to repurchase                            12             0
     Interest on capital lease                                   76            81
     Interest on notes payable                                   49            56
                                                           --------      --------
          Total Interest Expense                                988           959
                                                           --------      --------
          Net Interest Income                                 1,412         1,312
     Provision (recovery) from reserve
           for loan losses                                        0             0
                                                           --------      --------
     Net Interest Income after Provision (Recovery)
          from reserve for loan losses                        1,412         1,312

     Other operating income                                     137           148
     Operating expenses                                       1,113         1,207
                                                           --------      --------
               Income before income tax expense                 436           253

Income tax expense                                              148            90
                                                           --------      --------
               Net income                                       288           163

Dividends required for preferred stock                         (202)         (202)
                                                           --------      --------
          Net income (loss) available for common
          stockholders                                     $     86      $   ( 39)
                                                           =========     =========

Earnings (loss) per common share                           $    .23      $   (.10)
                                                           =========     =========
Weighted average common shares
     outstanding                                            373,425       373,025
                                                           =========     ========



            GUARANTY BANCSHARES HOLDING CORPORATION AND SUBSIDIARIES
                            STATEMENT OF CASH FLOWS
                Increase (Decrease) in Cash and Cash Equivalents

                                                             SIX MONTHS ENDED
                                                                  JUNE 30
                                                             1997           1996
                                                               (In thousands)
                                                                 (Unaudited)
Cash flows from operating activities:
Net income                                                 $    288      $    163
Adjustments to reconcile net income to net cash
provided by operating activities:
     Amortization of premium (accretion of discount
     on investments), net                                      (187)          (98)
     Depreciation and amortization                              122           142
     (Increase) decrease in accrued interest receivable          52            (6)
     Increase (decrease) in accrued interest payable           ( 28)           63
     Increase (decrease) in accounts payable
     and other liabilities                                     (184)           65
                                                           --------      --------
Net cash provided by operating activities                        63           329

Cash flows from investing activities:
     Increase (decrease) in federal funds sold                1,225         1,325
     Proceeds from maturities of investment securities       10,867        13,856
     Purchase of investment securities                       (9,273)      (15,250)
     Net (increase) decrease in loans                         1,462        (4,102)
     Investment in other real estate owned                     (152)            -
     Purchase of premises and equipment                          (1)         (160)
     Change in other assets                                    (136)          (75)
                                                           --------      --------
Net cash provided (used) by investing activities              3,992        (4,406)

Cash flows from financing activities:
     Net increase (decrease) in demand deposits
          NOW, savings, and certificates of deposit          (5,681)        2,864
     Net increase (decrease) in securities sold under
          Agreement to repurchase                             1,802             -
     Increase (decrease) of notes payable                      (106)          (99)
     Repayment of capital lease obligation                      (50)          (38)
                                                           --------      --------
Net cash provided (used) in financing activities             (4,035)        2,727
Net increase (decrease) in cash and due from banks               20        (1,350)

Cash and due from banks, beginning of year                    2,626         3,230
                                                           --------      --------
Cash and due from banks, end of quarter                    $  2,646      $  1,880
                                                           =========     =========
Supplement cash flow information:
     Interest paid                                         $  1,017      $    898
                                                           =========     =========

     Income taxes paid                                     $     89      $    139
                                                           =========     =========




            GUARANTY BANCSHARES HOLDING CORPORATION AND SUBSIDIARIES
       CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS EQUITY

                                               Unrealized
                                               Gain (Loss)
                                               On Securities
               Balance at                      Available         Balance at
               Jan. 1, 1997      Net Income    For Sale          June 30, 1997
$2.70
Preferred
Stock          $  3,481              -              -                3,481

$.50
Preferred
Stock          $    107              -              -                  107

Class A
Common
Stock          $  1,050              -              -                1,050

Class B
Common
Stock          $     17              -              -                   17

Capital
Surplus        $  2,039              -              -                2,039

Accumulated
Deficit        $ (1,131)           288              -                 (843)

Treasury
Stock          $    (14)             -              -                  (14)

Unrealized
loss on
Securities
available
for sale       $     17              -            (17)                   0


           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          (UNAUDITED)

     The information furnished reflects all adjustments which are, in the opinion of management, necessary for a fair statement of results for the six (6) months ended June 30, 1997 and 1996. All adjustments are considered to be of recurring nature.
Results for the interim period may not necessarily be indicative of results for the entire year.

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

NOTE 2:   Contingent Liabilities

     As of June 30, 1997, there were $575,808 of letters of credit outstanding which are not reflected in the consolidated financial statements. Management does not expect any loss as a result of these transactions.

    GUARANTY BANCSHARES HOLDING CORPORATION AND SUBSIDIARIES
  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                   AND RESULTS OF OPERATIONS
Summary

     For the six months ended June 30, 1997, Bancshares earned $288,000, compared with earnings of $163,000 for the comparable period in 1996. The primary reasons for the increase in earnings were increased net interest income and lower operating expenses. The subsidiary bank did not make a provision for loan losses in either period.


     Changes in financial position at June 30, 1997 from December 31, 1996 were net decreases in investment securities and loans. Deposits decreased $5,681,000. Investments decreased $1,427,000. Loans decreased $1,486,000. Notes payable to the Federal Home Loan Bank of Dallas decreased 106,000 through amortization.
These borrowings are used to match maturities and amortization on certain loans.

     Net credit income is the most significant component of financial operations and is affected by interacting forces, including changes in investment market interest rates and changes in volume and mix of interest earning assets and interest bearing deposits. For the first six months of 1997, net interest income as a percent of average earning assets of $59,380,000 was 4.75 percent, up from 4.68 percent for the six months of 1996. The increase is attributable to a small decline interest rates paid on deposits.

Net Operating Results

     The following analysis should be read in conjunction with the accompanying financial statements.

     Net interest income increased a net of $100,000. Of this amount, interest on funds sold decreased $40,000. Interest on loans increased $92,000, while interest earned on securities investments increased $77,000. Total interest expenses increased $29,000.

     The increase in loan income is attributable to a $1,937,000 increase in average loans outstanding, average yields remained constant at 9.5 percent. The increase in investment income was the result of a $2,903,000 increase in average securities investments and was offset by a 0.1 percent decrease in average yields.

     Interest expense increased $29,000 from 1996 levels. Average interest bearing deposits increased $3,082,000, while average rates paid decreased 0.2 percent from 1996 levels to 3.7 percent. Funds borrowed are from the Federal Home Loan Bank of Dallas and were used to fund commercial real estate loans which have a comparable scheduled amortization and maturity.

Investment Securities

     Investment securities decreased from $17,632,000 as of June 30, 1996 to $16,039,000 at June 30, 1997. This is primarily attributable to maturities of U.S. Government agency securities and scheduled amortization on mortgage backed securities. There were no securities sales during the first six months of 1997 or 1996.


     An analysis of investment securities follows (in thousands).

                                Amortized        Unrealized              Market
                                   Cost        Gain      Loss             Value
June 30, 1996
Held to Maturity
U.S. Treasury Securities       $   1,251       $   -     $   2           $ 1,249
Obligations of U.S.
   Agencies and Corporations      10,545           4        33            10,516
Obligations of states and
   political subdivisions            666           5        35               668
Other Investments                     15           -         -                15
                               ---------       -----     -----           -------
     Total                     $  12,477       $   9     $  38           $12,448
                               =========       =====     =====           =======

Available for Sale
Obligations of U.S.
   Agencies and Corporations   $   4,649       $  11     $   8           $ 4,652
Other investments                    503           -         -               503
                               ---------       -----     -----           -------
     Total                     $   4,606       $  11     $   8           $ 5,155
                               =========       =====     =====           =======

December 31, 1996
Held to Maturity
U.S. Treasury Securities       $     250       $   1     $   -           $   251
Obligations of U.S.
   Agencies and Corporations      11,898           8         8            11,898
Obligations of states and
   political subdivisions            661          13         -               674

Other Investments                      9           -         -                 9
                               ---------       -----     -----           -------
     Total                     $  12,818       $  22     $   8           $12,832
                               =========       =====     =====           =======

Available for Sale
Obligations of U.S.
   Agencies and Corporations   $   4,109       $  30     $   5           $ 4,134
Other investments                    514           -         -               514
                               ---------       -----     -----           -------
     Total                     $   4,623       $  30     $   5           $ 4,648
                               =========       =====     =====           =======

June 30, 1997
Held to Maturity
U.S. Treasury Securities       $   1,996       $   2     $   -           $ 1,998
Obligations of U.S.
   Agencies and Corporations       9,811           2         1             9,812
Obligations of states and
   political subdivisions            636          14         -               650

Other investments                      3           -         -                 3
                               ---------       -----     -----           -------
     Total                     $  12,446       $  18     $   1           $12,463
                               =========       =====     =====           =======

Available for Sale
U.S. Treasury Securities       $     999       $   -     $   1           $   998
Obligations of U.S.
   Agencies and Corporations       2,069           9         7             2,071

Other investments                    524           -         -               524
                               ---------       -----     -----           -------
     Total                     $   3,592       $   2     $   1           $ 3,593
                               =========       =====     =====           =======


     An analysis of the market value of the investment portfolio by maturity periods or repricing frequency at June 30, 1997 follows (in thousands):


                                 Amortized        Market
                                   Cost           Value
                                 ---------       -------
Within one year                   $10,806        $10,809
One to five years                   3,826          3,847
Five to ten years                     224            230
After ten years                     1,182          1,170
                                  -------        -------
     Total                        $16,038        $16,056
                                  =======        =======

     Maturities of mortgage backed securities are classified by contractual (stated) maturity dates. Expected maturities will differ from contractual maturities because borrowers have the right to call or prepay obligations.

     Investment securities with a carrying value of approximately
$8,822,000, $9,047,000, and $8,106,000 at June 30, 1997, December
31, 1996 and June 30, 1996, respectively, were pledged to secure public deposits as required by law.


Deposits

     A summary of the deposits as of June 30, 1997, December 31, and June 30, 1996 is as follows:

                           June 30       December 31     June 30
                             1997           1996          1996
                                       (In thousands)

  Demand Deposits           $10,247       $ 8,826        $ 9,023
  NOW Accounts                6,752         7,539          5,361
  Money Market
  Investment Accts.           5,261         8,461          6,342
  Savings Deposits            6,751         6,675          6,596
  Other Time Deposits        15,671        18,886         19,413
  Certificates of Dep.
   of $100,000 or
   more                       6,430         6,406          6,899
                            -------       -------        -------
                            $51,112       $56,793        $53,634
                            =======       =======        =======

     Non-interest bearing demand deposits at June 30, 1997 increased $1,224,000, from June 30, 1996. As interest rates paid on money market investment accounts and other bank deposits remained low, depositors transferred funds to higher yielding and more competitive non-bank related institutions. Certificates of deposits of $100,000 or more to commercial entities increased only $63,000 while public fund deposits in certificates of deposit of $100,000 or more decreased $532,000.

     The Bank has insignificant foreign and no brokered deposits.


Short Term Borrowings

     The Bank had no short term borrowings in 1996. However during the second quarter of 1997, the Bank instituted a program of selling securities under repurchase agreements. The amount outstanding at June 30, 1997 was $1,802,000.

Allowance for Loan Losses and Non-Performing Loans and Other Real
Estate

     The allowance for loan losses was 1.31 percent of loans outstanding at June 30, 1997, compared with 1.32 percent at December 31, 1996 and June 30, 1996. The Bank did not make a provision to the reserve for loan losses during the six months of 1997 or 1996.



                                               1997           1996
Balance at January 1,                        $506,000       $505,000

(Recovery) Provision for loan losses                0              0
Recoveries credited to the allowance            8,000          6,000
                                             --------       --------
                                              514,000        511,000
Losses charged to the allowance                33,000          2,000
                                             --------       --------
Balance at June 30                           $481,000       $509,000
                                             ========       ========

     Indicative of improving conditions in the local economy, the following schedule shows non-performing loans on non-accrual status and repossessed and foreclosed real estate.

                            June 30      December 31     June 30
                              1997          1996          1996
                            --------     -----------    ----------
Non-accrual loans           $    -0-     $145,000        $82,000

Foreclosed real estate       152,000          -0-         64,000

     Management believes the Bank has adequate reserves to provide for possible future loan losses.

Other Income

     Other operating income aggregated to $137,000 for the first six months of 1997 compared with $148,000 in 1996. There was no trading account activity in 1997 or 1996.


                                            Six Months Ending
                                                 June 30
                                            1997           1996

Service charges on deposit accounts      $  87,000       $  95,000
Other service charges and fees              29,000          35,000
Other operating income                      21,000          18,000
                                         ---------       ---------
Total                                    $ 137,000       $ 148,000
                                         =========       =========

Operating Expenses

     Other operating expenses totaled $1,113,000 for the first six months of 1997, compared with $1,207,000 for 1996, a $94,000 decrease, primarily due to accounting and legal fees incurred in 1996 in an unsuccessful stock exchange offer.

     Personnel expenses totaled $549,000 for the period, compared with $534,000 in 1996. In 1996, expenses related to other real estate and repossessed property, net of rental income on these properties, totaled $2,000. In 1997, these expenses, net of rental income on these properties, totaled $6,000. These expenses represent taxes, maintenance and insurance on the foreclosed real estate reported above.

     A summary of other operating expenses is as follows:


                                      Six Months             1997
                                        Ending               Over
                                        June 30,            (Under)
                                    1997       1996          1996
                                             (In Thousands)

Salaries and benefits              $  549      $  534      $   15
Expenses related to other real
     estate and repossessed
     properties, net of rental
     income on these properties         6           2           4
Net occupancy expenses                206         209          (3)
Equipment and computer expenses        70          94         (24)
Professional fees and services         67         149         (82)
FDIC and other insurance               21          19           2
Other                                 194         200          (6)
                                   ------      ------      ------
     Total                         $1,113      $1,207      $   94
                                   ======      ======      ======


Income Taxes

     Income taxes were accrued at the U.S. federal tax rate.

Liquidity

     The term "liquidity" generally refers to the ability of a company to generate adequate of cash to meet its needs. For a bank, "liquidity" represents its ability to meet timely the demand for funds used to honor checks, to pay maturing time deposits, to fund increases in loan demand and to satisfy other commitments. Unless it borrows funds, a bank's sources of funds are generally its core deposits and its retained earnings.

     At June 30, 1997 and 1996, the Bank's gross loans-to-deposits ratios were 71.5 percent and 72.1 percent, respectively. Loans decreased $2,097,000 from 1996 levels. Significant to the loan-to-deposit ratio computation, deposits also decreased
$2,522,000 as of June 30, 1997 from 1996. The Bank has no brokered deposits.


     As a bank holding company, the ability of Bancshares to pay its obligations is wholly dependent upon the receipt of dividends and tax benefits from the Bank.

Capital Resources

     At June 30, 1997, stockholders' equity amounted to $5,837,000 compared with $5,820,000 at June 30, 1996 and
$5,566,000 at December 31, 1996.

Selected capital adequacy measures for Bancshares and Guaranty
Bank are as follows as of June 30, 1997:

Risk-based capital
                                 GUARANTY         GUARANTY
                                BANCSHARES          BANK


Tier 1                           10.36%            10.27%
Total Capital                    11.22%            11.13%
Leverage ratio                    9.35%             9.27%

Bancshares paid a $2.70 dividend on its $2.70 cumulative preferred stock on January 24, 1997. No dividends have been declared or paid on its $.50 cumulative preferred stock since their issuance. As a result, accumulated and unpaid dividends at July 13, 1997 are as follows:

     $2.70 Preferred stock, dividends
     accumulated from January 13, 1991
     through July 13, 1997                        $2,643,000

     $.50 Preferred stock, dividends
     accumulated from January 13, 1990
     through July 13, 1997                            86,000
                                                  ----------
                                                  $2,729,000
                                                  ==========

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




DATE:     August 12, 1997

                            PART II


Item 6: Exhibits and Reports on Form 8-K

     a.   Exhibit No. 11.     Computation of Earnings Per Common Share

          Exhibit No. 27.     Financial Data Schedule

     b.   Form 8-K filed May 2, 1997.
          The Registrant filed Form 8-K on May 2, 1997, reporting that it will negotiate with MC Bancshares, Inc. and its subsidiary MC Bank & Trust Co. a definitive agreement for the acquisition of the Registrant and the Bank by MC Bancshares and MC Bank for cash consideration consisting of $7,500,000.

          Form 8-K filed July 2, 1997.
          The Registrant filed Form 8-K on July 2, 1997 reporting that the definitive agreement for the acquisistion of the Registrant and its subsidiary by MC Bancshares, Inc. for cash consideration of $7,500,000 has been signed.