Form 10-Q
period 1997-09-30
GUARANTY BANCSHARES HOLDING CORP
filed 1997-11-12
CIK 706731

SECURITIES AND EXCHANGE COMMISSION

                    Washington, D.C.   20549


                     F O R M        10 - Q

          Quarterly Report Under Section 13 or 15 (d) of the Securities Exchange Act of 1934.



For Quarter Ended SEPTEMBER 30, 1997          Commission File Number 0-10929


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

Common Stock, $5 par value, 206,524 shares outstanding as of September 30, 1997, Common Stock, no par value, 166,901 shares outstanding as of September 30, 1997.




                           I N D E X


Part I     -     Financial Information

     Financial Statements

        Consolidated Statement of Condition
            September 30, 1997, and December 31, 1996               3

        Consolidated Statement of Income -
            Quarters Ended September 30, 1997 and 1996              4

        Consolidated Statement of Cash Flows -
            Quarters Ended September 30, 1997 and 1996              5

        Consolidated Statement of Changes in
            Stockholders' Equity                                    6

        Notes to Consolidated and Financial Statements              7

     Management's Discussion and Analysis of Financial
        Condition and Results of Operations                         8

     Signature                                                     15

     Exhibit Index                                                 17

            GUARANTY BANCSHARES HOLDING CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATION STATEMENT OF CONDITION

                                                            Sept 30          Dec 31
                                                              1997            1996
                                                                 (in thousands)
                                                                   (Unaudited)
ASSETS
     Cash and due from banks                               $  2,852       $   2,626
     Investment securities available for sale at market       7,818           4,648
     Investment securities held to maturity
          (Estimated market value $9,117,000
           and $12,832,000, respectively)                     9,104          12,818
     Federal funds sold                                       4,175           5,350
     Loans                                                   37,911          38,142
     Less:  Allowance for loan losses                           482             506
                                                           --------       ---------
            Net Loans                                        37,429          37,636
     Premises and equipment                                   1,788           1,969
     Other real estate                                          152               0
     Other assets                                             1,513           1,383
                                                           --------       ---------
          Total Assets                                     $ 64,831       $  66,430
                                                           ========       =========

LIABILITIES AND STOCKHOLDERS' EQUITY
     Deposits                                              $ 51,441       $  56,793
     Securities sold under agreement to repurchase            3,728               0
     Obligation under capital lease                           1,470           1,546
     Notes payable                                            1,319           1,480
     Other liabilities                                          923           1,045
                                                           --------       ---------
          Total Liabilities                                  58,881          60,864
                                                           --------       ---------


Commitments and contingent liabilities (Note 2)                   -               -

Stockholders' Equity
     $2.70 Cumulative Preferred stock; 145,001
          shares authorized, issued and outstanding           3,481           3,481
     $.50 Cumulative Preferred stock, 64,999 shares
          authorized, 21,900 issued and outstanding             107             107
     Class A Common stock; $5 par value; 210,000
          shares authorized and outstanding                   1,050           1,050
     Class B Common stock; no par value; 210,000
          shares authorized, 170,887 issued and
          Outstanding                                            17              17
     Capital surplus                                          2,039           2,039
     Accumulated deficit                                    (   733)        ( 1,131)
     Treasury Stock                                         (    14)        (    14)
     Unrealized gain on securities
          available for sale                                      3              17
                                                           --------       ---------
     Total Stockholders' Equity                               5,950           5,566
                                                           --------       ---------

          Total Liabilities and Stockholders' Equity       $ 64,831       $  66,430
                                                           ========       =========

            GUARANTY BANCSHARES HOLDING CORPORATION AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENT OF INCOME

                                                              THREE MONTHS ENDED
                                                                   SEPT 30
                                                              1997           1996
                                                             (In thousands, except
                                                                per share data)
                                                                  (Unaudited)
INTEREST INCOME
     Interest and fees on loans                            $      899     $     877
     Interest on federal
          funds sold                                               64            82
     Interest on investment securities:
          Taxable income                                          215           204
          Non-Taxable income                                        9             9
                                                           ----------     ---------
               Total Interest Income                            1,187         1,172

INTEREST EXPENSE
     Interest on deposits                                         383           455
     Federal funds purchased and securities sold
       under agreements to repurchase                             42              0
     Interest on capital lease                                    37             39
     Interest on notes payable                                    23             27
                                                           ---------      ---------
          Total Interest Expense                                 485            521
                                                           ---------      ---------
          Net Interest Income                                    702            651

     Provision (recovery) from reserve
           for loan losses                                         0              0
                                                           ---------      ---------
     Net Interest Income after Provision (Recovery)
          from reserve for loan losses                           702            651

     Other operating income                                       58             68
     Operating expenses                                          593            630
                                                           ---------      ---------
               Income before income tax expense                  167             89

Income tax expense                                                57             45
                                                           ---------      ---------
               Net income                                        110             44

Dividends required for preferred stock                          (100)          (100)
                                                           ---------      ---------
          Net income (loss) available for common
          stockholders                                     $      10      $    ( 56)
                                                           =========      ==========
Earnings (loss) per common share                           $     .03      $    (.15)
                                                           =========      ==========
Weighted average common shares
     outstanding                                             373,425        373,025
                                                           =========      =========

            GUARANTY BANCSHARES HOLDING CORPORATION AND SUBSIDIARY
                   CONDENSED CONSOLIDATED STATEMENT OF INCOME


                                                              NINE MONTHS ENDED
                                                                   SEPT 30
                                                              1997            1996
                                                            (In thousands, except
                                                                per share data)
                                                                  (Unaudited)

INTEREST INCOME
     Interest and fees on loans                            $   2,692      $   2,578
     Interest on federal
          funds sold                                             165            223
     Interest on investment securities:
          Taxable income                                         703            614
          Non-Taxable income                                      27             28
                                                           ---------      ---------
               Total Interest Income                           3,587          3,443

INTEREST EXPENSE
     Interest on deposits                                      1,234          1,277
     Federal funds purchased and securities sold
       under agreements to repurchase                             54              0
     Interest on capital lease                                   113            120
     Interest on notes payable                                    72             83
                                                           ---------      ---------
          Total Interest Expense                               1,473          1,480
                                                           ---------      ---------
          Net Interest Income                                  2,114          1,963

     Provision (recovery) from reserve
           for loan losses                                         0              0
                                                           ---------      ---------
     Net Interest Income after Provision (Recovery)
          from reserve for loan losses                         2,114          1,963

     Other operating income                                      195            216
     Operating expenses                                        1,706          1,837
                                                           ---------      ---------
               Income before income tax expense                  603            342

Income tax expense                                               205            135
                                                           ---------      ---------
               Net income                                        398            207

Dividends required for preferred stock                          (302)          (302)
                                                           ---------      ---------
          Net income (loss) available for common
          stockholders                                     $      96      $    ( 95)
                                                           =========      =========
Earnings (loss) per common share                           $     .26      $    (.25)
                                                           =========      =========
Weighted average common shares
     outstanding                                             373,425        373,025
                                                           =========      =========

            GUARANTY BANCSHARES HOLDING CORPORATION AND SUBSIDIARIES
                            STATEMENT OF CASH FLOWS
                Increase (Decrease) in Cash and Cash Equivalents



                                                                 NINE MONTHS ENDED
                                                                      SEPT 30
                                                                  1997          1996
                                                                   (In thousands)
                                                                     (Unaudited)
Cash flows from operating activities:
Net income                                                      $    398       $    207
Adjustments to reconcile net income to net cash
provided by operating activities:
     Amortization of premium (accretion of discount
     on investments), net                                           (265)          (148)
     Net loss on sale of other real estate owned                       -             14
     Depreciation and amortization                                   182            214
     (Increase) decrease in accrued interest receivable               (6)           (36)
     Increase (decrease) in accrued interest payable                 (41)            51
     Increase (decrease) in accounts payable
     and other liabilities                                           (81)           160
                                                                ---------      ---------
Net cash provided by operating activities                            187            462


Cash flows from investing activities:
     (Increase) decrease in federal funds sold                     1,175            625
     Proceeds from maturities of investment securities
         Available for sale                                        2,564          1,000
         Held to maturity                                         14,168         19,408
     Purchase of investment securities
         Available for sale                                      (10,204)          (518)
         Held to maturity                                         (5,735)       (23,643)
     Net (increase) decrease in loans                                207         (2,720)
     Proceeds from sale of other real estate owned                     -             51
     Investment in other real estate owned                          (152)             -
     Purchase of premises and equipment                               (1)          (163)
     Change in other assets                                         (122)           (78)
                                                                ---------      ---------
Net cash provided (used) by investing activities                   1,900         (6,038)


Cash flows from financing activities:
     Net increase (decrease) in demand deposits
          NOW, savings, and certificates of deposit               (5,352)         5,000
     Net increase (decrease) in securities sold under
          agreement to repurchase                                  3,728              -
     Increase (decrease) of notes payable                           (161)          (149)
     Repayment of capital lease obligation                           (76)           (62)
                                                                ---------      ---------
Net cash provided (used) in financing activities                  (1,861)         4,789
Net increase (decrease) in cash and due from banks                   226           (787)


Cash and due from banks, beginning of year                         2,626          3,230
                                                                ---------      ---------
Cash and due from banks, end of quarter                         $  2,852       $  2,443
                                                                =========      =========

Supplement cash flow information:
     Interest paid                                              $  1,514       $  1,432
                                                                =========      =========
     Income taxes paid                                          $    120       $    163
                                                                =========      =========

                                       6



            GUARANTY BANCSHARES HOLDING CORPORATION AND SUBSIDIARIES
       CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS EQUITY


                                                       Unrealized
                                                       Gain (Loss)
                                                      On Securities
                    Balance at                          Available            Balance at
                    Jan. 1, 1997        Net Income       For Sale           Sept 30, 1997

$2.70
Preferred
Stock               $     3,481               -             -                   3,481

$.50
Preferred
Stock               $       107               -             -                     107

Class A
Common
Stock               $     1,050               -             -                   1,050

Class B
Common
Stock               $        17               -             -                      17

Capital
Surplus             $     2,039               -             -                   2,039

Accumulated
Deficit             $    (1,131)            398             -                    (733)

Treasury
Stock               $       (14)              -             -                     (14)

Unrealized
loss on
Securities
available
for sale            $        17               -           (14)                      3




           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          (UNAUDITED)

     The information furnished reflects all adjustments which are, in the opinion of management, necessary for a fair statement of results for the nine (9) months ended September 30, 1997 and 1996. All adjustments are considered to be of recurring nature. Results for the interim period may not necessarily be indicative of results for the entire year.

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

NOTE 2:   Contingent Liabilities

     As of September 30, 1997, there were $484,331 of letters of credit outstanding which are not reflected in the consolidated financial statements. Management does not expect any loss as a result of these transactions.




    GUARANTY BANCSHARES HOLDING CORPORATION AND SUBSIDIARIES
  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                   AND RESULTS OF OPERATIONS
Summary

     For the nine months ended September 30, 1997, Bancshares earned $398,000, compared with earnings of $207,000 for the comparable period in 1996. The primary reasons for the increase in earnings were increased net interest income and lower operating expenses. The subsidiary bank did not make a provision for loan losses in either period.


     Changes in financial position at September 30, 1997 from December 31, 1996 were net decreases in investment securities and loans. Deposits decreased $5,352,000. Investments decreased $544,000. Loans decreased $231,000. Notes payable to the Federal Home Loan Bank of Dallas decreased $161,000 through amortization. These borrowings are used to match maturities and amortization on certain loans.

     Net credit income is the most significant component of financial operations and is affected by interacting forces, including changes in investment market interest rates and changes in volume and mix of interest earning assets and interest bearing deposits. For the first nine months of 1997, net interest income as a percent of average earning assets of $58,798,000 was 4.79 percent, up from 4.63 percent for the nine months of 1996. The increase is attributable to a small decline in interest rates paid on deposits.

Net Operating Results

     The following analysis should be read in conjunction with the accompanying financial statements.

     Net interest income increased $151,000. Of this amount, interest on funds sold decreased $58,000. Interest on loans increased $114,000, while interest earned on securities investments increased $88,000. Total interest expenses decreased
$7,000.

     The increase in loan income is attributable to a $1,099,000 increase in average loans outstanding, average yields increased
0.1 to 9.5 percent. The increase in investment income was the result of a $2,262,000 increase in average securities investments. Average yields remained constant at 5.7 percent.

     Interest expense decreased $7,000 from 1996 levels. Average interest bearing deposits increased $378,000, while average rates paid decreased 0.1 percent from 1996 levels to 3.8 percent.
Funds borrowed are from the Federal Home Loan Bank of Dallas and were used to fund commercial real estate loans which have a comparable scheduled amortization and maturity. Securities sold under agreements to repurchase, a program begun in 1997, averaged $1,471,000 at an annual rate of 4.9 percent.

Investment Securities

     Investment securities decreased from $20,056,000 as of September 30, 1996 to $16,922,000 at September 30, 1997. This is attributable to maturities of U.S. Government agency securities and scheduled amortization on mortgage backed securities. There were no securities sales during the first nine months of 1997 or 1996. Maturities were used to fund deposit withdrawals.


     An analysis of investment securities follows (in thousands).

                                   Amortized       Unrealized             Market
                                     Cost        Gain      Loss           Value
September 30, 1997
Held to Maturity
U.S. Treasury Securities          $   1,998      $   2     $   -          $ 2,000
Obligations of U.S.
   Agencies and Corporations          6,470          5         8            6,467
Obligations of states and
   political subdivisions               636         14         -              650
                                  ---------      -----     -----          -------
     Total                        $   9,104      $  21     $   8          $ 9,117
                                  =========      =====     =====          =======
Available for Sale
U.S. Treasury Securities          $     999      $   1     $   -          $ 1,000
Obligations of U.S.
   Agencies and Corporations          6,285         13        10            6,288
Other investments                       530          -         -              530
                                  ---------      -----     -----          -------
     Total                        $   7,814      $  14     $  10          $ 7,818
                                  =========      =====     =====          =======
December 31, 1996
Held to Maturity
U.S. Treasury Securities          $     250      $   1     $   -          $   251
Obligations of U.S.
   Agencies and Corporations         11,898          8         8           11,898
Obligations of states and
   political subdivisions               661         13         -              674

Other Investments                         9          -         -                9
                                  ---------      -----     -----          -------
     Total                        $  12,818      $  22     $   8          $12,832
                                  =========      =====     =====          =======
Available for Sale
Obligations of U.S.
   Agencies and Corporations      $   4,109      $  30     $   5          $ 4,134
Other investments                       514          -         -              514
                                  ---------      -----     -----          -------
     Total                        $   4,623      $  30     $   5          $ 4,648
                                  =========      =====     =====          =======


                                   Amortized       Unrealized             Market
                                     Cost        Gain      Loss           Value
September 30, 1996
Held to Maturity
U.S. Treasury Securities          $     251      $   -     $   -          $   251
Obligations of U.S.
   Agencies and Corporations         13,987          5        10           13,982
Obligations of states and
   political subdivisions               666         10         1              675

Other investments                        12          -         -               12
                                  ---------      -----     -----          -------
     Total                        $  14,916      $  15     $  11          $14,920
                                  =========      =====     =====          =======
Available for Sale
Obligations of U.S.
   Agencies and Corporations      $   4,627      $  11     $   6          $ 4,632

Other investments                       508          -         -              508
                                  ---------      -----     -----          -------
     Total                        $   5,135      $  11     $   6          $ 5,140
                                  =========      =====     =====          =======



     An analysis of the market value of the investment portfolio by maturity periods or repricing frequency at September 30, 1997 follows (in thousands):


                              Amortized      Market
                                Cost          Value
Within one year               $13,712        $13,717
One to five years               1,748          1,758
Five to ten years                 363            368
After ten years                 1,095          1,092
                              -------        -------
     Total                    $16,918        $16,935
                              =======        =======

     Maturities of mortgage backed securities are classified by contractual (stated) maturity dates. Expected maturities will differ from contractual maturities because borrowers have the right to call or prepay obligations.

     Investment securities with a carrying value of approximately
$8,693,000, $9,047,000, and $9,086,000 at September 30, 1997,
December 31, 1996 and September 30, 1996, respectively, were pledged to secure public deposits as required by law.

Deposits

     A summary of the deposits as of September 30, 1997, December
31, and September 30, 1996 is as follows:

                           Sept. 30      December 31      Sept. 30
                             1997           1996            1996
                                       (In thousands)

  Demand Deposits          $11,465       $ 8,826           $ 8,771
  NOW Accounts               7,073         7,539             6,415
  Money Market
     Investment Accts.       5,666         8,461             8,131
  Savings Deposits           6,577         6,675             6,821
  Other Time Deposits       15,043        18,886            19,148
  Certificates of Dep.
     of $100,000 or
     more                    5,617         6,406             6,484
                           -------       -------           -------
                           $51,441       $56,793           $55,770
                           =======       =======           =======


     Non-interest bearing demand deposits at September 30, 1997 increased $2,694,000, from September 30, 1996. As interest rates paid on money market investment accounts and other bank deposits remained low, depositors transferred funds to higher yielding and more competitive non-bank related institutions. Certificates of deposits of $100,000 or more to commercial entities decreased $1,043,000 while public fund deposits in certificates of deposit of $100,000 or more increased $176,000.

     The Bank has insignificant foreign and no brokered deposits.


Short Term Borrowings

     The Bank had no short term borrowings in 1996. However during the second quarter of 1997, the Bank instituted a program of selling securities under repurchase agreements. The amount outstanding at September 30, 1997 was $3,728,000.

Allowance for Loan Losses and Non-Performing Loans and Other Real
Estate

     The allowance for loan losses was 1.27 percent of loans outstanding at September 30, 1997, compared with 1.32 percent at December 31, 1996 and 1.37 percent at September 30, 1996. The Bank did not make a provision to the reserve for loan losses during the nine months of 1997 or 1996.



                                             1997           1996
Balance at January 1,                      $506,000       $505,000

(Recovery) Provision for loan losses              0              0
Recoveries credited to the allowance          9,000          7,000
                                           --------       --------
                                            515,000        512,000
Losses charged to the allowance              33,000          2,000
                                           --------       --------
Balance at September 30                    $482,000       $510,000
                                           ========       ========

     Indicative of improving conditions in the local economy, the following schedule shows non-performing loans on non-accrual status and repossessed and foreclosed real estate.

                                   Sept 30         Dec 31         Sept 30
                                     1997           1996            1996
Non-accrual loans                 $     -0-        $145,000       $230,000

Foreclosed real estate             152,000               -0-            -0-

     Management believes the Bank has adequate reserves to provide for possible future loan losses.

Other Income

     Other operating income aggregated to $195,000 for the first nine months of 1997 compared with $216,000 in 1996. There was no trading account activity in 1997 or 1996.


                                          Nine Months Ending
                                                Sept 30
                                           1997          1996

Service charges on deposit accounts      $129,000      $ 139,000
Other service charges and fees             41,000         48,000
Other operating income                     25,000         29,000
Total                                    $195,000      $ 216,000

Operating Expenses

     Other operating expenses totaled $1,706,000 for the first nine months of 1997, compared with $1,837,000 for 1996, a $131,000 decrease, primarily due to accounting and legal fees incurred in 1996 in an unsuccessful stock exchange offer and a reduction in depreciation and other expenses on furniture and equipment..

     Personnel expenses totaled $812,000 for the period, compared with $799,000 in 1996. In 1996, expenses related to other real estate and repossessed property, net of rental income on these properties, totaled $16,000. In 1997, these expenses, net of rental income on these properties, totaled $12,000. These expenses represent taxes, maintenance and insurance on the foreclosed real estate reported above.

     A summary of other operating expenses is as follows:


                                           Nine Months           1997
                                              Ending             Over
                                             Sept 30,           (Under)
                                        1997        1996         1996
                                               (In Thousands)

Salaries and benefits                $   812      $   799      $  13
Expenses related to other real
     estate and repossessed
     properties, net of rental
     income on these properties           12           16         (4)
Net occupancy expenses                   311          312         (1)
Equipment and computer expenses          105          142        (37)
Professional fees and services           144          231        (87)
FDIC and other insurance                  32           28          4
Other                                    290          309        (19)
                                     -------      -------      ------
     Total                           $ 1,706      $ 1,837      $(131)
                                     =======      =======      ======

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

     At September 30, 1997 and 1996, the Bank's gross loans-to-deposits ratios were 73.7 percent and 66.8 percent, respectively.
Loans increased $639,000 from 1996 levels. Significant to the loan-to-deposit ratio computation, deposits decreased $4,329,000 as of September 30, 1997 from 1996. The Bank has no brokered deposits.

     As a bank holding company, the ability of Bancshares to pay its obligations is wholly dependent upon the receipt of dividends and tax benefits from the Bank.

Capital Resources

     At September 30, 1997, stockholders' equity amounted to $5,950,000 compared with $5,865,000 at September 30, 1996 and
$5,566,000 at December 31, 1996.

Selected capital adequacy measures for Bancshares and Guaranty
Bank are as follows
as of September 30, 1997:

Risk-based capital
                              GUARANTY         GUARANTY
                             BANCSHARES          BANK


Tier 1                        10.10%            10.08%
Total Capital                 10.92%            10.90%
Leverage ratio                 9.32%             9.30%

Bancshares paid a $2.70 dividend on its $2.70 cumulative preferred stock on January 24, 1997. No dividends have been declared or paid on its $.50 cumulative preferred stock since their issuance. As a result, accumulated and unpaid dividends at October 13, 1997 are as follows:

     $2.70 Preferred stock, dividends
     accumulated from January 13, 1991
     through September 13, 1997                        $2,741,000

     $.50 Preferred stock, dividends
     accumulated from January 13, 1990
     through September 13, 1997                            89,000
                                                       ----------
                                                       $2,830,000
                                                       ==========

     On October 28, 1997, the common stockholders of Guaranty Bancshares Holding Corporation approved the Acquisition Agreement, between MC Bank & Trust Company, MC Bancshares, Inc. and Guaranty Bancshares Holding Corporation and Guaranty Bank &Trust Company, which provides for the merger of MC Subsidiary, Inc. with and into Guaranty Bancshares following which Guaranty Bancshares and Guaranty Bank will liquidate and merge into MC Bank. The Acquisition Agreement was approved subject to approval by the Federal Deposit Insurance Corporation and the Louisiana Office of Financial Institutions. It is intended that, if all other conditions of the merger are satisfied or waived, the effective date of the merger will be November 30, 1997.

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




DATE: November 4, 1997

                            PART II


Item 6: Exhibits and Reports on Form 8-K

     a.   Exhibit No. 11.     Computation of Earnings Per Common Share

          Exhibit No. 27.     Financial Data Schedule